Form 10-Q
period 2011-09-30
Health Directory Inc.
filed 2011-12-05
CIK 1519177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 333-174581

HEALTH DIRECTORY, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6312 Seven Corners Center, # 303 Falls Church, VA	22044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (202) 379-2834

Not applicable.
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                     Accelerated filer                   ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 5, 2011, there were 2,759,400 shares of Common Stock, par value $0.0001 per share, outstanding.

HEALTH DIRECTORY, INC.

QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Health Directory, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Health Directory, Inc.

(A Development Stage Company)

September 30, 2011 and 2010

Index to Financial Statements

Contents	Page(s)

Balance Sheets as of September 30, 2011 (Unaudited) and March 31, 2011	F-2

Statements of Operations for the Six Months Ended September 30, 2011, for the Period from September 29, 2010 (Inception) through September 30, 2010 and for the Period from September 29, 2010 (Inception) through September 30, 2011 (Unaudited)	F-3

Statements of Operations for the Three Months Ended September 30, 2011 and for the Period from September 29, 2010 (Inception) through September 30, 2010 (Unaudited)	F-4

Statement of Stockholders’ Equity for the Period from September 29, 2010 (Inception) through September 30, 2011 (Unaudited)	F-5

Statements of Cash Flows for the Six Months Ended September 30, 2011, for the Period from September 29, 2010 (Inception) through September 30, 2010 and for the Period from September 29, 2010 (Inception) through September 30, 2011 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

Health Directory, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2011	March 31, 2011
	(Unaudited)

Assets
Current assets
Cash	$25,662	$25,000
Stock subscriptions receivable	-	13,070

Total current assets	25,662	38,070

Total assets	$25,662	$38,070

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$11,716	$7,175

Total current liabilities	11,716	7,175

Total Liabilities	11,716	7,175

Stockholders' equity

Preferred stock: $0.001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value: 500,000,000 shares authorized;
2,759,400 shares issued and outstanding	2,759	2,759
Additional paid-in capital	37,311	37,311
Deficit accumulated during the development stage	(26,124)	(9,175)

Total stockholders' equity	13,946	30,895

Total liabilities and stockholders' equity	$25,662	$38,070

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
Statements of Operations

		For the Period from	For the Period from
	For the Six Months	September 29, 2010	September 29, 2010
	Ended	(inception) through	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
General and administrative expenses	669	-	669
Professional fees	13,780	-	20,955
Compensation - officer	2,500	2,000	4,500

Total operating expenses	16,949	2,000	26,124

Loss before taxes	(16,949)	(2,000)	(26,124)

Income tax provision	-	-	-

Net loss	$(16,949)	$(2,000)	$(26,124)

Net loss per common share:
- Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	2,759,400	2,000,000

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
Statements of Operations

		For the Period from
	For the Three Months	September 29, 2010
	Ended	(inception) through
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating expenses
General and administrative expenses	475	-
Professional fees	7,161	-
Compensation	1,500	2,000

Total operating expenses	9,136	2,000

Loss before taxes	(9,136)	(2,000)

Income tax provision	-	-

Net loss	$(9,136)	$(2,000)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	2,759,400	2,000,000

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from September 29, 2010 (Inception) through September 30, 2011

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Balance, September 29, 2010 (inception)	2,000,000	$2,000	$-	$-	$2,000

Contribution to capital		-	100	-	100

Shares issued for cash from December 1, 2010
through March 31, 2011 at $0.05 per share	759,400	759	37,211	-	37,970

Net loss				(9,175)	(9,175)

Balance, March 31, 2011	2,759,400	2,759	37,311	(9,175)	30,895

Net loss				(16,949)	(16,949)

Balance, September 30, 2011	2,759,400	$2,759	$37,311	$(26,124)	$13,946

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
Statements of Cash Flows

		For the Period from	For the Period from
	For the Six Months	September 29, 2010	September 29, 2010
	Ended	(inception) through	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(16,949)	$(2,000)	$(26,124)

Adjustments to reconcile net loss to net cash used in operating activities:
Share issued for compensation	-	2,000	2,000
Changes in operating assets and liabilities:
Collection of stock subscription receivable	13,070	-	-
Accrued expenses	4,541	-	11,716

Net cash used in operating activities	662	-	(12,408)

Cash flows from financing activities:
Captial contribution	-	-	100
Proceeds from sale of common stock	-	-	37,970

Net cash provided by financing activities	-	-	38,070

Net change in cash	662	-	25,662

Cash, beginning of period	25,000	-	-

Cash, end of period	$25,662	$-	$25,662

Supplemental disclosure of cash flows information:
Interest aid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
September 30, 2011 and 2010
Notes to the Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Health Directory, Inc. (“Health Directory” or the “Company”), a development stage company, was incorporated on September 29, 2010 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has not generated any revenues since inception. The Company plans to link over fifty advertisers who provide various medical services and earn commission on all sales of the advertisers’ products and services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from September 29, 2010 (inception) through March 31, 2011 and notes thereto contained in the information as part of the Company’s Registration Statement on Form S-1 filed with the SEC on May 27, 2011, which became effective on October 19, 2011.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fiscal year-end

The Company elected March 31 as its fiscal year ending date.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes
The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially outstanding dilutive shares for the interim period ended September 30, 2011 and for the Period from September 29, 2010 (Inception) through September 30, 2010.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements
In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at September 30, 2011, and a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Entry into an employment agreement

The Company entered into an employment agreement (“Employment Agreement”) with its president and chief executive officer (“Employee”) commencing May 1, 2011, which requires that the Employee be paid a minimum of $500 per month for three (3) years from date of signing. Either the employee or the Company has the right to terminate the Employment Agreement upon thirty (30) days’ notice to the other party.

NOTE 5 – STOCKHOLDERS’ EQUITY

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Five Hundred Ten Million (510,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Five Hundred Million (500,000,000) shares shall be Common Stock, par value $0.001 per share.

Common stock

On September 29, 2010, the Company issued 2,000,000 common shares to its Chief Executive Officer at the par value of $0.001 per share or $2,000 for compensation upon formation of the Company.

For the period from December 1, 2010 through December 31, 2010, the Company sold 252,000 shares of its common stock at $0.05 per share or $12,600 in aggregate to 10 individuals.

For the period from January 1, 2011 through March 31, 2011, the Company sold 507,400 shares of its common stock at $0.05 per share or $25,370 in aggregate to 25 individuals.

Payments received from stock subscription receivable

On April 6, 2010, April 7, 2010 and April 13, 2010, payments of $13,070 in the aggregate were received from the sale of 261,400 of the 759,400 shares sold from December 1, 2010 through March 31, 2011. Since these payments were received prior to the issuance of these financial statements, they were reflected as an asset on the balance sheet as of March 31, 2011.

Capital contribution

In October 2010, the Company’s Chief Executive Officer contributed $100 for the general working capital to the Company.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

We were incorporated in the State of Nevada on September 29, 2010 as Health Directory, Inc. and are based in Falls Church, VA. We are a development stage company and have not yet commenced operations. However, we are proceeding with our stated business plan of creating and providing a health related online directory. We have begun taking certain steps in furtherance of our business plan, including the construction and implementation of our fully functioning website. As part of our business plan, we seek to potentially link over fifty advertisers who provide various medical services and gain commission on everything sold based on the advertisers’ products and services.

We are a health related online directory, linking over fifty advertisers who provide various medical services. This online portal gains commission on everything sold based on their products and services. A built in tracking system cohesively tracks all clicks and sales generated by affiliates from our website. Advertisers are responsible for any logistics from customer service to the delivery of products. By providing this service to numerous advertising website sub-domains, we believe we will be able to earn revenues through our one website. Our health related online directory offers a network of alternative medical services and products for customers who need natural, non-prescription products through the internet.

We do not consider ourselves to be a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. Additionally, we have a specific business plan and have moved forward with our business operations. Specifically, while in the development stage, we are proceeding with our business plan by constructing and implementing an online health related directory. We have taken certain steps in furtherance of this business plan including establishing the website and programming. Our website is fully functioning and is capable of accepting orders from customers. We will earn a commission on each sale made through our website.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Business Strategy and Objectives

Our automated online health directory allows our customers to advertise through our website, while keeping track of all sales generated through our directory. In that regard, our online portal gains commission on all sales generated through the website. A sophisticated tracking system cohesively works with our website HTML code which tracks all clicks and sales generated by affiliates linked to our website. Our website also provides a “Live Chat” option, allowing visitors to pay a medical doctor by the minute for medical advice.

Our objective for the 2011 fiscal year is to become the leading online health directory website. The Company expects to accomplish this objective by implementing a well-built online marketing practice.

We believe that the key to our success is based on a few key factors. First, the website is maintained by HostGator. The website requires low maintenance, and all customers are responsible for interacting and responding to their own clients. Our customers are the product and service providers who would like advertise their products and services on our website. Second, our website is convenient for visitors because it provides information in one location that is available 24 hours per day, 7 days per week. We also believe that we will obtain a strong reputation in the field by our affiliation with companies that are recognized as having the experience, credibility and dedication that visitors seek. Finally, by using Pay-Per-Click, Search Engine Optimization and other forms of online advertising, we expect that our website will maintain a monthly marketing plan that will result in additional clients and revenues.

Products and Services

We provide thirty sub-domain links where visitors can view, read, and buy products and services by other affiliate companies. With these thirty sub-domain links, Health Directory gains a certain amount of commission based on each product or service. This is all tracked using a tracking system, which is on our current domain. Our commissions earned are deposited directly into our bank account by our customers. Our CEO reconciles the accounts once a week.

Our website is commission based. As such prices are controlled by our affiliate partners and we generate revenues in the form of commissions from all sales generated from our website. These sales are maintained and tracked through a sales tracking system, which is linked through our HTML coding system. Our commission rate varies based on the product or service sold.

Market Opportunity

We plan to link our website with thirty sub-domain websites, listed under Products and Services, which we will receive all commission earnings from each sale. By combining thirty sub-domain directories with Live Medical Chats, monthly advertisers, and Google Ad sense, we hope that healthdirectoryresults.com  will become the portal to a diverse set of health products and health information.

Website Marketing Strategy & Revenue Generation

We are a start-up company focused on building stable and long-term marketing programs. As such, we are focused on a strategic Internet marketing campaign consisting of Google Ad words. We provide thirty sub-domain links where visitors can view, read, and buy products and services from other companies who use our website as a platform to sell their products/services., instead of building and maintaining their own website. We earn a certain amount of commission based on each product sale. If a specific product/service is not selling, we can remove this product from our site at any time.

Our website marketing strategies can be broken into 4 segments:

Google Ad-sense: Ad-sense is an application which is run by Google, by managing our website text, images, and advertisements; by monetizing our content we generate revenue by having our visitors click on these links.

Social Media Optimization: Due to the current Internet market focusing on Social Media website, we will begin participating and creating a social status which will bring forth more loyal customers, reliability, and image towards the company.

Search Engine Optimization: Search Engine Optimization otherwise known as SEO, will make our website's content worthy of higher search engine ranking by being more relevant and competent than our competitors. After a few months worth of optimization, healthdirectoryresults.com’s. goal is to begin ranking near our competitors on search engines.

Blogs: Blogs are another current Internet strategy many companies are focusing on. By blogging updates and affiliate products, Health Directory Inc. will be engaging to future clients and visitors in an affable manner.

Competition

We are aware of other health directory related websites that provide similar services as the ones we seek to provide. These websites include: HealthBegin.com, Healthdirectorymoz.com, DirectoryHealthy.com, and TheHealthLinks.com. We believe that Health Directory, Inc. will be able to increase customer interest and improve recognition and acceptance of our affiliate’s products by investing in a strong marketing campaign, increasing our monthly ad word budget and maintaining strong customer loyalty programs through our affiliates.

We plan to provide an organized and professional website with working links to actual products and services with few sub-domains with non-effective spam. We believe that the avoidance of excessive advertising on our site will result in greater customer loyalty.

Employees

As of December 5, 2011, we have one (1) employee. Our President and sole officer and director spends approximately 20 hours per week on Company matters.

Results of Operations For the Quarterly Period Ended September 30, 2011

Revenues and Cost of Revenues.  We have not generated any revenue or incurred any related cost of revenue to date. We are in the formation stage as our business was formed on September 29, 2010 and no revenue activities have yet begun.

General and Administrative.  General and administrative expenses for the three and six month periods ended September 30, 2011 totaled were $475 and $669, respectively. The expense relates to office supplies and computer maintenance.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $25,662 at September 30, 2011.

Net Cash Used in Operating Activities.  Cash used in operating activities for the six months ended September 30, 2011 was $662.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the six months ended September 30, 2011.

Net Cash Provided By Financing Activities.  We did not generate cash from financing activities for the six months ended September 30, 2011.

Critical Accounting Policies

None.

Recent Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the six months ended September 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the six months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2011.

ITEM 6. EXHIBITS.
(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH DIRECTORY, INC.

Date: December 5, 2011	By:	/s/ Humaira Haider
Humaira Haider, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)