Form 10-Q/A
period 2011-09-30
Health Directory Inc.
filed 2011-12-16
CIK 1519177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Health Directory, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on December 5, 2011 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
31.1 * +	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a – 14(a) or Rule 15(d) – 14(a)).
32.1 * +	Certification pursuant to to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* Previously filed or furnished, as applicable, with or incorporated by reference in, the Company’s quarterly report on Form 10-Q for the period ended September 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on December 5, 2011.
** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH DIRECTORY, INC.

Date: December 16, 2011	By:	/s/ Humaira Haider
Humaira Haider, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)