Form 10-Q
period 2011-12-31
Health Directory Inc.
filed 2012-02-14
CIK 1519177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 14, there were 3,759,400 shares of Common Stock, par value $0.0001 per share, outstanding.

HEALTH DIRECTORY, INC.

QUARTERLY REPORT ON FORM 10-Q
DECEMBER 31, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements.”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Health Directory, Inc.
(A Development Stage Company)
December 31, 2011 and 2010

Health Directory, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2011	March 31, 2011
	(Unaudited)

Assets
Current assets
Cash	$10,381	$25,000
Stock subscriptions receivable	-	13,070

Total current assets	10,381	38,070

Total assets	$10,381	$38,070

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$3,488	$7,175

Total current liabilities	3,488	7,175

Total Liabilities	3,488	7,175

Stockholders' equity

Preferred stock: $0.001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value: 500,000,000 shares authorized;
3,759,400 and 2,759,400 shares issued and outstanding, respectively	3,759	2,759
Additional paid-in capital	86,311	37,311
Deficit accumulated during the development stage	(83,177)	(9,175)

Total stockholders' equity	6,893	30,895

Total liabilities and stockholders' equity	$10,381	$38,070

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
Statements of Operations

	For the Nine MonthsEnded December 31, 2011	For the Period from September 29, 2010 (inception) through December 31, 2010	For the Period from September 29, 2010 (inception) through December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
General and administrative expenses	1,419	-	1,419
Professional fees	18,583	-	25,758
Compensation - officer	54,000	2,000	56,000

Total operating expenses	74,002	2,000	83,177

Loss before taxes	(74,002)	(2,000)	(83,177)

Income tax provision	-	-	-

Net loss	$(74,002)	$(2,000)	$(83,177)

Net loss per common share:
- Basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	2,868,500	2,066,760

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months
	Ended	Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating expenses
General and administrative expenses	750	-
Professional fees	4,803	-
Compensation	51,500	-

Total operating expenses	57,053	-

Loss before taxes	(57,053)	-

Income tax provision	-	-

Net loss	$(57,053)	$-

Net loss per common share:
- Basic and diluted	$(0.02)	$-

Weighted average common shares outstanding
- basic and diluted	3,085,500	2,067,485

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from September 29, 2010 (Inception) through December 31, 2011
				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Balance, September 29, 2010 (inception)	2,000,000	$2,000	$-	$-	$2,000

Contribution to capital		-	100	-	100

Shares issued at $0.05 per share for cash
from December 1, 2010 through March 31, 2011	759,400	759	37,211	-	37,970

Net loss				(9,175)	(9,175)

Balance, March 31, 2011	2,759,400	2,759	37,311	(9,175)	30,895

Shares issued for compensation valued at $0.05 per share
on December 1, 2011	1,000,000	1,000	49,000	-	50,000

Net loss				(74,002)	(74,002)

Balance, December 31, 2011	3,759,400	$3,759	$86,311	$(83,177)	$6,893

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
Statements of Cash Flows
		For the Period from	For the Period from
	For the Nine Months	September 29, 2010	September 29, 2010
	Ended	(inception) through	(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(74,002)	$(2,000)	$(83,177)

Adjustments to reconcile net loss to net cash used in operating activities:
Share issued for compensation	50,000	2,000	52,000
Changes in operating assets and liabilities:
Accrued expenses	(3,687)	-	3,488

Net cash used in operating activities	(27,689)	-	(27,689)

Cash flows from financing activities:
Captial contribution	-	-	100
Collection of stock subscription receivable	13,070		13,070
Proceeds from sale of common stock	-	-	24,900

Net cash provided by financing activities	13,070	-	38,070

Net change in cash	(14,619)	-	10,381

Cash, beginning of period	25,000	-	-

Cash, end of period	$10,381	$-	$10,381

Supplemental disclosure of cash flows information:
Interest aid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
December 31, 2011 and 2010
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

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2011 or for the period from September 29, 2010 (inception) through December 31, 2010.

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

There were no potentially outstanding dilutive shares for the interim period ended December 31, 2011 or for the period from September 29, 2010 (inception) through December 31, 2010.

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

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at December 31, 2011, and a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On December 1, 2011, the Company issued 1,000,000 common shares to its Chief Executive Officer at $0.05 per share or $50,000 for compensation.

Payments Received from Stock Subscription Receivable

On April 6, 2011, April 7, 2011 and April 13, 2011, payments of $13,070 in the aggregate were received from the sale of 261,400 of the 759,400 shares sold from December 1, 2010 through March 31, 2011. Since these payments were received prior to the issuance of these financial statements, they were reflected as an asset on the balance sheet as of March 31, 2011.

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

Our objective for the 2012 fiscal year is to become the leading online health directory website. The Company expects to accomplish this objective by implementing a well-built online marketing practice.

We believe that the key to our success is based on a few key factors. First, the website is maintained by HostGator. The website requires low maintenance, and all customers are responsible for interacting and responding to their own clients. Our customers are the product and service providers who would like advertise their products and services on our website. Second, our website is convenient for visitors because it provides information in one location that is available 24 hours per day, 7 days per week. We also believe that we will obtain a strong reputation in the field by our affiliation with companies that are recognized as having the experience, credibility and dedication that visitors seek. Finally, by using Pay-Per-Click, Search Engine Optimization and other forms of online advertising, we expect that our website will maintain a monthly marketing plan that will result in additional clients and revenues. Management believes that the Company will be able to generate approximately $100,000 in gross revenue between now and the fiscal year ending March 31, 2013.

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

Employees

As of February 14, 2012, we have one (1) employee. Our President and sole officer and director spends approximately 20 hours per week on Company matters.

Results of Operations For the Quarterly Period Ended December 31, 2011

Revenues and Cost of Revenues.  We have not generated any revenue or incurred any related cost of revenue to date. We are in the formation stage as our business was formed on September 29, 2010 and no revenue activities have yet begun.

General and Administrative.  General and administrative expenses for the three and nine month periods ended December 31, 2011 were $750 and $1,419, respectively. The expense relates to office supplies and computer maintenance.

Professional Fees. Professional fees for the three and nine month periods ended December 31, 2011 were $4,803 and $18,583, respectively. The expense relates to legal and accounting fees as a result of being a public company.

Officer Compensation. Officer compensation paid for the three and nine month periods ended December 31, 2011 was $51,500 and $54,000, respectively. On December 1, 2011, the Company issued 1,000,000 common shares to its Chief Executive Officer at $0.05 per share or $50,000 for compensation. Such amounts were paid to our sole officer and CEO, Humaira Haider pursuant to the employment agreement the Company has with Ms. Haider.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $25,000 at December 31, 2011. Our stock subscriptions receivable totaled $13,070 at December 31, 2011.

Net Cash Used in Operating Activities.  Cash used in operating activities for the nine months ended December 31, 2011 was $27,689.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the nine months ended September 30, 2011.

Net Cash Provided By Financing Activities.  Cash generated from financing activities for the nine months ended December 31, 2011 was $38,070.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 1, 2011, the Company issued 1,000,000 common shares to its Chief Executive Officer at $0.05 per share or $50,000 for compensation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2011.

ITEM 6. EXHIBITS.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH DIRECTORY, INC.

Date: February 14, 2012	By:	/s/ Humaira Haider
Humaira Haider, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)