Form 10-K
period 2012-03-31
Health Directory Inc.
filed 2012-06-28
CIK 1519177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-174581

HEALTH DIRECTORY, INC.
(Name of Registrant as specified in its charter)

NEVADA	80-0651816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6312 Seven Corners Center, # 303
Falls Church, Virginia	22044
(Address of principal executive offices)	(Zip Code)

(202) 379-2834
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐    No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☐    No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes☐   No☐

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our common stock.

As of June 28, 2012, there were 3,759,400 shares of Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

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

We are a health related online directory, linking over fifty advertisers who provide various medical services. This online portal gains commission on everything sold based on their products and services. A built in tracking system cohesively tracks all clicks and sales generated by affiliates from our website. Advertisers are responsible for any logistics from customer service to the delivery of products. By providing this service to numerous advertising website sub-domains, we believe we will be able to earn revenues through our one website. Our health related online directory offers a network of alternative medical services and products for customers who need natural, non-prescription products through the internet. It currently provides the following services:

•	Men’s Health
•	Women’s Health
•	Anti-Aging
•	General Health
•	Live 1-on-1 chats with Doctors
•	Sexual Health
•	Herbal Supplements
•	Nutritional Supplements
•	Pharmacy

We do not consider ourself to be a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. Additionally, we have a specific business plan and have moved forward with our business operations. Specifically, while in the development stage, we are proceeding with our business plan by constructing and implementing an online health related directory. We have taken certain steps in furtherance of this business plan including establishing the website and programming. Our website is fully functioning and is capable of accepting orders from customers. We will earn a commission on each sale made through our website.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Where You Can Find Us

Our principal executive office is located at 6312 Seven Corners Center, # 303, Falls Church, VA 22044 and our telephone number is 202-379-2834.

Our website is www.healthdirectoryresults.com.

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

Market Opportunity

Through the internet, most people nowadays research their symptoms and shop online. Health Directory carries a 24 hours per day, 7 days per week live chat service for customers who need 1-on-1 conversations with real doctors. This service is used for questions and concerns, which might be useful and will make it easier for customers to gain information rather than to pay for expensive doctor visits.

We plan to link our website with thirty sub-domain websites, listed under Products and Services, which we will receive all commission earnings from each sale. By combining thirty sub-domain directories with Live Medical Chats, monthly advertisers, and Google Ad sense, we hope that HealthDirectoryResults.com will become the portal to a diverse set of health products and health information.

Due to the current economic downturn, and the soaring unemployment rates, we believe that the population is beginning to consider investing in their health and well-being. There is currently a growing number of citizens in the United States living without health insurance. As such, we believe that the current market will eventually become less reliant on face to face doctor visits and more reliant on web-based health information. We have created a live chat feature, allowing potential clients to chat one on one with medical doctors.

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

Search Engine Optimization: Search Engine Optimization otherwise known as SEO, will make our website's content worthy of higher search engine ranking by being more relevant and competent than our competitors. After a few months worth of optimization, HealthDirectoryResults.com’s goal is to begin ranking near our competitors on search engines.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

WE HAVE A LIMITED OPERATING HISTORY IN WHICH TO EVALUATE OUR BUSINESS.

We were incorporated in Nevada on September 29, 2010.  We have no revenue to date and have a limited operating history upon which an evaluation of our future success or failure can be made. We estimate needing approximately $30,000 in order to fund our business operations for the next twelve months and to be able to sustain our continued business operations as a public company. If we are unable to generate the sufficient revenues needed to sustain our business operations, we may have to delay or cease the implementation of our business strategy.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has generated no revenue. Specifically the Company, while in the development stage, is proceeding with its business plan by constructing, updating and modifying its portal website for the movie community. If we cannot obtain sufficient funding, we may have to delay or cease the implementation of our business strategy.

WE HAVE LIMITED OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY DEVELOPMENT STAGE COMPANIES.

We are a development stage company, and to date, our development efforts have been focused primarily on the development and marketing of our business model. We have limited operating history for investors to evaluate the potential of our business development. We have not built our customer base and our brand name. In addition, we also face many of the risks and difficulties inherent in gaining market share as a relatively new company:

·        Develop an effective business plan;
·        Meet customer standards;
·        Attain customer loyalty;
·        Develop and upgrade our service

Our future will depend on our ability to bring our service to the market place, which requires careful planning of providing a portal that meets industry standards without incurring unnecessary cost and expense.

WE NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.  IF WE FAIL TO OBTAIN ADDITIONAL CAPITAL WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

The development of our services will require the commitment of substantial resources to implement our business plan. Currently, we have no established bank-financing arrangements. Therefore, it is likely that we will need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities will result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

OUR ABILITY TO GENERATE REVENUE IS DEPENDENT UPON THE ABILITY OF OUR ADVERTISERS TO GENERATE SALES.

We earn revenue as a percentage of sales made on products and services offered by vendors on our website. To the extent that minimal sales needed to generate the revenue needed to sustain our operations are not made, we may not be able to continue our business operations.

WE MAY ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND OUR FAILURE TO COMPETE EFFECTIVELY MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

We believe that existing and new competitors will continue to improve their services and to introduce new services with competitive price and performance characteristics. We expect that we will be required to continue to invest in upgrading our website to compete effectively in our markets. Our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition. Furthermore, our more established competitors, who provide similar services, currently compete for the same pool of customers as well as compete for prospective advertisers. These competitors may make it difficult to attract customers as well as obtain revenue streams from advertising businesses.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

THE LACK OF PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our Chief Executive Officer (“CEO”) lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our CEO has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF HUMAIRA HAIDER. WITHOUT HER CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Humaira Haider, our President and Chief Executive Officer. We currently have an employment agreement with Humaira Haider which expires on April 30, 2014. The loss of her services could have a material adverse effect on our business, financial condition or results of operation.

Risk Related To Our Capital Stock

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

OUR ARTICLES OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

YOU WILL EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 510,000,000 shares of capital stock consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are currently quoted on the Pink Sheets.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

We are considered a “penny stock” as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will remain less than $5.00. Unless our common stock is otherwise excluded from the definition of “penny stock”, the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, the level of trading activity could be limited and it may be difficult for investors to sell our common stock.

WE ARE EXEMPT FROM THE REPORTING OBLIGATIONS PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT AND THEREFORE MAY NOT HAVE TO PROVIDE INVESTORS WITH PERIODIC REPORTS AS MAY BE REQUIRED PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT.

The requirement for an issuer that has filed a registration statement to file pursuant to Section 15(d) of the Securities Exchange Act is suspended for any fiscal year, except for the fiscal year in which such registration statement becomes effective, if, at the beginning of the fiscal year, the issuer has fewer than 300 shareholders. We currently have fewer than 300 shareholders and expect to maintain a fewer than 300 shareholder base. Accordingly, we will be exempt from the filing requirements as required pursuant to Section 13 of the Securities Exchange Act and will not be required to file any periodic reports, including Form 10Q and 10K filings, with the SEC subsequent to this Form 10K required for the fiscal year in which our registration statement is effective.

UNTIL WE REGISTER A CLASS OF OUR SECURITIES UNDER SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934 (“EXCHANGE ACT”), WE WILL ONLY BE SUBJECT TO THE PERIODIC REPORTING OBLIGATIONS IMPOSED BY SECTION 15(D) OF THE EXCHANGE ACT.

Until such time as we register a class of our securities under Section 12 of the Securities Exchange Act of 1934, we will only be subject to the periodic reporting obligations imposed by Section 15(d) of the Exchange Act. Accordingly, we will not be subject to the proxy rules, Section 16 short-swing profit provisions, beneficial ownership reporting, the bulk of the tender offer rules and the reporting requirements of Section 13 of the Exchange Act.

AS A SMALLER REPORTING COMPANY, OUR MANAGEMENT WILL BE REQUIRED TO PROVIDE A REPORT ON THE EFFECTIVENESS OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, BUT WILL NOT BE REQUIRED TO PROVIDE AN AUDITOR’S ATTESTATION REGARDING SUCH REPORT AND MANAGEMENT’S REPORT NEED NOT BE PROVIDED UNTIL OUR SECOND ANNUAL REPORT. THEREFORE POTENTIAL INVESTORS MAY NOT BE MADE AWARE OF ANY ASSESSED WEAKNESS THAT COULD RESULT IN A MISSTATEMENT TO OUR FINANCIAL STATEMENTS.

As a smaller reporting company, our management will be required to provide a report on the effectiveness of our internal controls over financial reporting, but will not be required to provide an auditor’s attestation regarding such report and management’s report need not be provided until our second annual report.  Investors should be aware of the risk that management may assess and render the Company’s internal controls ineffective which could have a material adverse effect on the Company’s financial condition or result of operations and such information is not required to be disclosed to investors.

ITEM 2. PROPERTIES

Our principal executive office is located at 6312 Seven Corners Center, # 303, Falls Church, VA 22044.  Our telephone number is 202-379-2834.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

 ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB Pink Sheets under the symbol “HLTD.” The Pink Sheets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. A Pink Sheets equity security generally is any equity that is not listed or traded on a national securities exchange.  However, the Company’s common stock is not currently trading and no market for the Company’s securities have developed over the last year.

Holders of Capital Stock

As of June 28, 2012 we have 36 holders of our common stock.

Rule 144 Shares

As of the date of this registration statement, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have any stock option plans.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance

ITEM 6. SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Plan of Operation

We are a health related online directory, linking advertisers who provide various medical services. We provide thirty sub-domain links where visitors can view, read, and buy products and services from our customers. With these thirty sub-domain links, Health Directory gains a certain amount of commission based on each product or service. This is all tracked using a tracking system, which is on our current domain. Advertisers are responsible for any logistics from customer service to the delivery of products.

Currently our business relies on getting business through Google Ad searches however, we expect to begin marketing our website in the third quarter. We anticipate incurring $1,200 each quarter in marketing expenses. Over the next twelve months we will continue testing products on our website to determine which products/services generate the most revenue for us. We expect the trend of on-line shopping to increase.

Results of Operations

For the period from September 29, 2010 (inception) through March 31, 2012, we had no revenue. Expenses for the fiscal year ended March 31, 2012, resulted in a net loss of $96,788. Expenses for the period from September 29, 2010 (inception) through March 31, 2012 totaled $105,963 resulting in a net loss of the same amount.

Capital Resources and Liquidity

As of March 31, 2012 we had $7,813 in cash. We received proceeds equal to $38,070 related to the sale of 759,400 common shares of stock through our private offering on November 29, 2010 and incurred $96,788 in expenses for the fiscal year ended March 31, 2012. Our management anticipates utilizing $50,000 towards salary and other operational expenses, excluding legal and accounting fees. We anticipate our legal, auditing, and filing costs to increase as a result of being a public company. We expect our legal, accounting and various filing fees will amount to approximately $35,000 per year as a result of being a public company. We anticipate that we will need approximately $50,000 in the next twelve months in order to maintain our day to day operations. We believe that if our customers combined are able to achieve on average 10 sales per day at an average commission to us equal to $60 per sale, we will be able to meet our long term and short term cash flow needs by generating expected revenues equal to $18,000 per month. If we are unable to meet our short term or long term cash flow needs, our CEO will contribute the capital needed to maintain operations. If we are unable to meet our short term or long term cash flow needs, we may have to delay or cease the implementation of our business strategy.

While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.  This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months. In the event that we are not able to generate sufficient revenue and do not have sufficient cash assets to continue as a public company, we may engage in discussions with other entities to enter into a possible merger or acquisition of our company.  Due to our inability to obtain adequate financing and therefore our inability to successfully implement our business plan, it is possible that we may need to cease operations and pursue a potential reverse merger candidate.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Health Directory, Inc.

(A Development Stage Company)

March 31, 2012 and 2011

Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at March 31, 2012 and 2011	F-3

Statements of Operations for the Fiscal Year Ended March 31, 2012 and 2011, and for the Period from September 29, 2010 (Inception) through March 31, 2012	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from September 29, 2010 (Inception) through March 31, 2012	F-5

Statements of Cash Flows for the Fiscal Year Ended March 31, 2012 and 2011, and for the Period from September 29, 2010 (Inception) through March 31, 2012	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Health Directory, Inc.
(A development stage company)
Falls Church, Virginia

We have audited the accompanying balance sheets of Health Directory, Inc., a development stage company, (the “Company”), as of March 31, 2012 and 2011 and the related statements of operations, Stockholders’ equity (deficit) and cash flows for the fiscal years then ended, and for the period from September 29, 2010 (inception) through March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011, and the related statements of operations, Stockholders’ equity (deficit) and cash flows for the fiscal years then ended, and for the period from September 29, 2010 (inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a deficit accumulated during the development stage at March 31, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended, respectively with no revenue earned since inception, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
June 28, 2012

Health Directory, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2012	March 31, 2011

Assets
Current assets
Cash	$7,813	$25,000
Stock subscriptions receivable	-	13,070

Total current assets	7,813	38,070

Total assets	$7,813	$38,070

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accrued expenses	$23,706	$7,175

Total current liabilities	23,706	7,175

Total Liabilities	23,706	7,175

Stockholders' equity (deficit)

Preferred stock: $0.001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value: 500,000,000 shares authorized;
3,759,400 and 2,759,400 shares issued and outstanding, respectively	3,759	2,759
Additional paid-in capital	86,311	37,311
Deficit accumulated during the development stage	(105,963)	(9,175)

Total stockholders' equity (deficit)	(15,893)	30,895

Total liabilities and stockholders' equity (deficit)	$7,813	$38,070

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
Statements of Operations

	For the Fiscal Year Ended	For the Period from September 29, 2010 (inception) through	For the Period from September 29, 2010 (inception) through
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues	$-	$-	$-

Operating expenses
General and administrative expenses	1,485	-	1,485
Professional fees	39,803	7,175	46,978
Compensation - officer	55,500	2,000	57,500

Total operating expenses	96,788	9,175	105,963

Loss before taxes	(96,788)	(9,175)	(105,963)

Income tax provision	-	-	-

Net loss	$(96,788)	$(9,175)	$(105,963)

Net loss per common share:
- Basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	3,090,000	2,209,757

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 29, 2010 (Inception) through March 31, 2012

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated during the	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Equity

Balance, September 29, 2010 (inception)	2,000,000	$2,000	$-	$-	$2,000

Contribution to capital		-	100	-	100

Shares issued at $0.05 per share for cash
from December 1, 2010 through March 31, 2011	759,400	759	37,211	-	37,970

Net loss				(9,175)	(9,175)

Balance, March 31, 2011	2,759,400	2,759	37,311	(9,175)	30,895

Shares issued to officer for compensation valued
at $0.05 per share on December 1, 2011	1,000,000	1,000	49,000		50,000

Net loss				(96,788)	(96,788)

Balance, March 31, 2012	3,759,400	$3,759	$86,311	$(105,963)	$(15,893)

See accompanying notes to the financial statements.

Health Directory, Inc.
 (A Development Stage Company)
 Statements of Cash Flows

	For the Fiscal Year Ended	For the Period from September 29, 2010 (inception) through	For the Period from September 29, 2010 (inception) through
	March 31, 2012	March 31, 2011	March 31, 2012

Cash flows from operating activities:
Net loss	$(96,788)	$(9,175)	$(105,963)

Adjustments to reconcile net loss to net cash used in operating activities:
Common share issued for compensation	50,000	2,000	52,000
Changes in operating assets and liabilities:
Accrued expenses	16,531	7,175	23,706

Net cash used in operating activities	(30,257)	-	(30,257)

Cash flows from financing activities:
Captial contribution	-	100	100
Collection of stock subscription receivable	13,070	-	13,070
Proceeds from sale of common stock	-	24,900	24,900

Net cash provided by financing activities	13,070	25,000	38,070

Net change in cash	(17,187)	25,000	7,813

Cash, beginning of period	25,000	-	-

Cash, end of period	$7,813	$25,000	$7,813

Supplemental disclosure of cash flows information:
Interest aid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Health Directory, Inc.
(A Development Stage Company)
March 31, 2012 and 2011
Notes to the Financial Statements

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

Fiscal Year-End

The Company elected March 31st as its fiscal year ending date.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

●
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

●
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

●
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

●
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

Income Taxes Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended March 31, 2012 or 2011.

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

There were no potentially outstanding dilutive shares for the fiscal year ended March 31, 2012 or 2011.

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

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at March 31, 2012, and a net loss and net cash used in operating activities for the fiscal year then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Pursuant to the Employment Agreement the Company recorded $5,000 and $2,000 for the fiscal year ended March 31, 2012 and 2011, respectively.

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

Note 6 – Income Tax Provision

Deferred Tax Assets

At March 31, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $105,963 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $36,027 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $32,907 and $3,120 for the fiscal year ended March 31, 2012 and 2011, respectively.

Components of deferred tax assets at March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$36,027	$3,120

Less valuation allowance	(36,027)	(3,120)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended March 31, 2012	For the Fiscal Year Ended March 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not presently intend to change accountant. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of our sole officer and director as of June 29, 2012. Our Executive officer is elected annually by our Board. Our executive officer holds office until she resigns, are removed by the Board, or her successor is elected and qualified.

Name	Age	Position
Humaira Haider	41	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Humaira Haider, Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director. Humaira Haider is the founder of Health Directory Inc. She has spent the last four years working as an intern at various hospitals as follows: UCLA Medical Center, Los Angeles, California (2009 – 2011), Cedars Sinai Medical Center, Los Angeles, California (2008 – 2009), and Yale New Haven Hospital, New Haven, Connecticut (2007 – 2008). As an intern at each of the aforementioned hospitals, she spent most of her time assisting surgeons as needed in the emergency room. Prior to being an intern, Dr. Haider, received a PhD degree from the University of Heidelberg, Germany in 2006 and an MD and  bachelor’s degree in Microbiology from the University of Maryland in 1996.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Employment Agreements

We entered into an employment agreement (“Employment Agreement”) with our president and chief executive officer , Humaira Haider, commencing May 1, 2011, which requires that Ms. Haider be paid a minimum of $500 per month for three (3) years from date of signing. Either Ms. Haider or the Company has the right to terminate the Employment Agreement upon thirty (30) days’ notice to the other party.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for the period from March 31, 2011 through March 31, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Humaira Haider, President, Chief Financial Officer, Treasurer, Secretary, Director	2011	$5,500	0	$0	0	0	0	0	$5,500

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from March 31, 2011 through March 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised since inception from March 31, 2011 through March 31, 2012 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We entered into an employment agreement (“Employment Agreement”) with our president and chief executive officer , Humaira Haider, commencing May 1, 2011, which requires that Ms. Haider be paid a minimum of $500 per month for three (3) years from date of signing. Either Ms. Haider or the Company has the right to terminate the Employment Agreement upon thirty (30) days’ notice to the other party.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has no nominating, auditing or compensation committees or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of June 28, 2012 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Humaira Haider	3,000,000	79.8%
5806 Falls Gate Court
Falls Church, VA 22041

All Executive Officers and Directors as a group (1 person)	3,000,000	79.8%

(1) Based on 3,759,400 shares of common stock outstanding as of June 28, 2012

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transaction With Related Persons

Immediately after incorporation of the Company on September 29, 2010 we issued 3,000,000 shares of common stock to Humaira Haider for consideration of founder services.

Other than the above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship, which in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountant, Li & Company, P.C., for each of our last two fiscal years for the categories of services indicated.

	Years Ended March 31,
Category	2012	2011
Audit Fees	$7,000	$5,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our quarterly financial statements, review of our Forms 10-Q and services that are normally provided by the accountant in connection with year-end and interim statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for the review of registration statements, audit related consulting and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

Exhibit No.	Title of Document

3.1	Articles of Incorporation (2)

3.2	By-Laws (1)

10.1	Employment agreement with Humaira Haider, dated May 1, 2011 (1)

31.1*	Certification of Humaira Haider pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form S-1 filed with the SEC on May 27, 2011.
(2)	Incorporated by reference to Amendment No. 1 to the Form S-1/A filed with the SEC on July 14, 2011.

*	Filed herewith.
**
 In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH DIRECTORY, INC.

Date: June 29, 2012	By:	/s/ Humaira Haider
	Name:	Humaira Haider
	Title:	Name: Humaira Haider Position: President, Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Humaira Haider	President, Chief Financial Officer, Secretary and Director	June 29, 2012
Humaira Haider	(Principal Executive Officer)
(Principal Financial and Accounting Officer)