Form 10-Q
period 2012-06-30
Health Directory Inc.
filed 2012-08-13
CIK 1519177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 333-174581

HEALTH DIRECTORY, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0651816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hampshire Court Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 642-7816

6312 Seven Corners Center, # 303, Falls Church, VA. 22044

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

As of August 8, 2012, there were 3,759,400 shares of Common Stock, par value $0.0001 per share, outstanding.

HEALTH DIRECTORY, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets at June 30, 2012 (unaudited) and March 31, 2012	F-2

Statements of operations for the three months ended June 30, 2012 and 2011, and for the period from September 29, 2010 (inception) through June 30, 2012 (unaudited)	F-3

Statement of stockholders’ equity (deficit) for the period from September 29, 2010 (inception) through June 30, 2012 (unaudited)	F-4

Statements of cash flows for the three months ended June 30, 2012 and 2011, and for the period from September 29, 2010 (inception) through June 30, 2012 (unaudited)	F-5

Notes to the financial statements (unaudited)	F-6

HEALTH DIRECTORY, INC.

(A Development Stage Company)

Balance Sheets

	June 30, 2012	March 31, 2012
	(Unaudited)

Assets
Current assets
Cash	$699	$7,813

Total current assets	699	7,813

Total assets	$699	$7,813

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accrued expenses	$23,053	$23,706
Advances from stockholder	2,820	-

Total current liabilities	25,873	23,706

Total Liabilities	25,873	23,706

Stockholders' deficit

Preferred stock: $0.001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value: 500,000,000 shares authorized;
3,759,400 shares issued and outstanding	3,759	3,759
Additional paid-in capital	86,311	86,311
Deficit accumulated during the development stage	(115,244)	(105,963)

Total stockholders' deficit	(25,174)	(15,893)

Total liabilities and stockholders' deficit	$699	$7,813

See accompanying notes to the financial statements.

HEALTH DIRECTORY, INC.

(A Development Stage Company)

Statement of Operations

			For the Period from
	For the Three Months	For the Three Months	September 29, 2010
	Ended	Ended	(inception) through
	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
General and administrative expenses	144	194	1,629
Professional fees	7,637	6,619	54,615
Compensation - officer	1,500	1,000	59,000

Total operating expenses	9,281	7,813	115,244

Loss before taxes	(9,281)	(7,813)	(115,244)

Income tax provision	-	-	-

Net loss	$(9,281)	$(7,813)	$(115,244)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	3,759,400	2,759,400

See accompanying notes to the financial statements.

HEALTH DIRECTORY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from September 29, 2010 (Inception) through June 30, 2012

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, September 29, 2010 (inception)	2,000,000	$2,000	$-	$-	$2,000

Contribution to capital		-	100	-	100

Shares issued at $0.05 per share for cash
from December 1, 2010 through March 31, 2011	759,400	759	37,211	-	37,970

Net loss				(9,175)	(9,175)

Balance, March 31, 2011	2,759,400	2,759	37,311	(9,175)	30,895

Shares issued to officer for compensation valued
at $0.05 per share on December 1, 2011	1,000,000	1,000	49,000		50,000

Net loss				(96,788)	(96,788)

Balance, March 31, 2012	3,759,400	3,759	86,311	(105,963)	(15,893)

Net loss				(9,281)	(9,281)

Balance, June 30, 2012	3,759,400	$3,759	$86,311	$(115,244)	$(25,174)

See accompanying notes to the financial statements.

HEALTH DIRECTORY, INC.

(A Development Stage Company)

Statement of Cash Flows

			For the Period from
	For the Three Months	For the Three Months	September 29, 2010
	Ended	Ended	(inception) through
	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(9,281)	$(7,813)	$(115,244)

Adjustments to reconcile net loss to net cash used in operating activities:
Common share issued for compensation	-	-	52,000
Changes in operating assets and liabilities:
Accrued expenses	(653)	1,655	23,053

Net cash used in operating activities	(9,934)	(6,158)	(40,191)

Cash flows from financing activities:
Shareholder advances	2,820	-	2,820
Capital contribution	-	-	100
Collection of stock subscription receivable	-	13,070	13,070
Proceeds from sale of common stock	-	-	24,900

Net cash provided by financing activities	2,820	13,070	40,890

Net change in cash	(7,114)	6,912	699

Cash, beginning of period	7,813	25,000	-

Cash, end of period	$699	$31,912	$699

Supplemental disclosure of cash flows information:
Interest aid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Health Directory, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

Note 1 - Organization and Operations

Health Directory, Inc.

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

Change in Control of Registrant

On July 18, 2012, a Common Stock Purchase Agreement between Health Directory, Inc. and Humaira Haider (“Seller”) and Middle East Ventures FZE (“Purchaser”), was entered into for the sale and purchase by Middle East Ventures FZE of Three Million (3,000,000) shares of Common Stock, par value $0.001, of Health Directory, Inc. (“Registrant”), representing approximately 79.8% of the Registrant’s issued and outstanding common shares. The shares to be sold represent all of the Seller’s interest in and to any securities of Registrant. The sale of the shares was completed on July 20, 2012. The Seller hereby agree to sell to the Purchaser, and the Purchaser, in reliance on the representations and warranties contained herein, and subject to the terms and conditions of this Agreement, agrees to purchase from the Seller 3,000,000 Shares (the “Acquired Shares”) for a total purchase price of $25,000

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2012.

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

Health Directory, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

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

Health Directory, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fiscal Year-End

The Company elected March 31st as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties ad disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Health Directory, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Health Directory, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity's shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

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

Health Directory, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

There were no potentially outstanding dilutive shares for the interim period ended June 30, 2012 or 2011.

Health Directory, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

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

Health Directory, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

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

Health Directory, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012, and a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Related Party Transactions

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

Pursuant to the Employment Agreement the Company recorded $1,500 and $1,000 for the interim period ended June 30, 2012 and 2011, respectively.

In association with the change in control, effective July 20, 2012, the president and chief executive officer resigned.

Advances from Stockholder

From time to time, stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Health Directory, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

Advances from stockholder at June 30, 2012 and March 31, 2012, consisted of the following:

	June 30, 2012	March 31, 2012

Advances from stockholder	$2,820	$-

Total	$2,820	$-

Note 5 - Stockholders’ Equity

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

Note 6 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events had to be disclosed to be disclosed as follows:

Health Directory, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

Change in Control

•

On July 18, 2012, a Common Stock Purchase Agreement between Health Directory, Inc. and Humaira Haider (“Seller”) and Middle East Ventures FZE (“Purchaser”), was entered into for the sale and purchase by Middle East Ventures FZE of Three Million (3,000,000) shares of Common Stock, par value $0.001, of Health Directory, Inc. (“Registrant”), representing approximately 79.8% of the Registrant’s issued and outstanding common shares.  The shares  represented all of the Seller’s interest in  the Registrant.  The sale of the shares was completed on July 20, 2012. The employment agreement between the Registrant and Seller was terminated.  The address of the Registrant has been moved temporarily to 1 Hampshire Court, Newport Beach, CA 92660.

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

Overview

We were incorporated in the State of Nevada on September 29, 2010 as Health Directory, Inc. and have been based in Falls Church, VA. We are a development stage company and have not yet commenced operations. However, we are proceeding with our stated business plan of creating and providing a health related online directory. We have begun taking certain steps in furtherance of our business plan, including the construction and implementation of our fully functioning website. As part of our business plan, we seek to potentially link over fifty advertisers who provide various medical services and gain commission on everything sold based on the advertisers’ products and services.

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

Search Engine Optimization: Search Engine Optimization otherwise known as SEO, will make our website's content worthy of higher search engine ranking by being more relevant and competent than our competitors. After a few months’ worth of optimization, healthdirectoryresults.com’s. goal is to begin ranking near our competitors on search engines.

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

Employees

As of August 8, 2012, we do not have any employees. Our prior President and sole officer and director was spending approximately 20 hours per week on Company matters.

Results of Operations For the Quarterly Period Ended June 30, 2012

Revenues and Cost of Revenues.  We have not generated any revenue or incurred any related cost of revenue to date. We are in the formation stage as our business was formed on September 29, 2010 and no revenue activities have yet begun.

General and Administrative.  General and administrative expenses for the three month period ended June 30, 2012 were $143. The expense relates to office supplies and computer maintenance.

Professional Fees. Professional fees for the three month period ended June 30, 2012 was $7,637. The expense relates to legal and accounting fees as a result of being a public company.

Officer Compensation. Officer compensation paid for the three months period ended June 30, 2012 was $1,500. On December 1, 2011, the Company issued 1,000,000 common shares to its Chief Executive Officer at $0.05 per share or $50,000 for compensation. Such amounts were paid to our sole officer and CEO, Humaira Haider pursuant to the employment agreement the Company had with Ms. Haider.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $699 at June 30, 2012. Our stock subscriptions receivable totaled $13,070 at December 31, 2011.

Net Cash Used in Operating Activities.  Cash used in operating activities for the three months ended June 30, 2012 was $9,280.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the three months ended June 30, 2012.

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

PART II - OTHER INFORMATION

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2012.

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

HEALTH DIRECTORY, INC.

Date: August 13, 2012	By:	/s/ Rowland W. Day
Rowland W. Day, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)