Form 10-Q
period 2012-09-30
SOLLENSYS CORP.
filed 2012-11-19
CIK 1519177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 333-174581

SOLLENSYS CORP.

(Exact name of registrant as specified in its charter)

Nevada	80-0651816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hampshire Court Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 642-7816

HEALTH DIRECTORY, INC.

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

As of November 7, 2012, there were 495,075,386 shares of Common Stock, par value $0.0001 per share, outstanding.

SOLLENSYS CORP.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2012

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Sollensys Corp.  “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Balance Sheets (Unaudited) at September 30, 2012 and March 31, 2012	F-2

Condensed Statements of Operations for the six and three months ended September 30, 2012 and 2011, and for the period from September 29, 2010 (inception) through September 30, 2012 (unaudited)	F-3

Condensed Statement of Stockholders’ Deficit for the period from September 29, 2010 (inception) through September 30, 2012 (unaudited)	F-4

Condensed Statements of Cash Flows for the six months ended September 30, 2012 and 2011, and for the period from September 29, 2010 (inception) through September 30, 2012 (unaudited)	F-5

Notes to the Condensed Financial Statements (unaudited)	F-6

SOLLENSYS CORP.

(FORMERLY KNOWN AS HEALTH DIRECTORY, INC.)

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	September 30, 2012	March 31, 2012

Assets
Current assets
Cash	$-	$7,813
Prepaid Expenses	20,275	-

Total current assets	20,275	7,813

Total assets	$20,275	$7,813

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$31,429	$23,706
Advances from stockholder	54,342	-

Total current liabilities	85,771	23,706

Total Liabilities	85,771	23,706

Stockholders' deficit

Preferred stock: $0.001 par value: 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value: 1,500,000,000 shares authorized;
500,075,386 and 495,075,386 shares issued and outstanding, respectively	500,075	495,075
Additional paid-in capital	(377,016)	(405,005)
Deficit accumulated during the development stage	(188,555)	(105,963)

Total stockholders' deficit	(65,496)	(15,893)

Total liabilities and stockholders' deficit	$20,275	$7,813

See accompanying notes to the condensed financial statements.

SOLLENSYS CORP.

(FORMERLY KNOWN AS HEALTH DIRECTORY, INC.)

(A Development Stage Company)

Condensed Statement of Operations

(Unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	8,443	1,975	10,087	3,169
Professional fees	64,868	7,161	72,505	13,780

Total operating expenses	73,311	9,136	82,592	16,949

Loss before taxes	(73,311)	(9,136)	(82,592)	(16,949)

Income tax provision	-	-	-	-

Net loss	$(73,311)	$(9,136)	$(82,592)	$(16,949)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	496,488,386	363,385,386	495,785,886	363,385,386

See accompanying notes to the condensed financial statements.

SOLLENSYS CORP.

(FORMERLY KNOWN AS HEALTH DIRECTORY, INC.)

(A Development Stage Company)

Condensed Statement of Stockholders' Equity (Deficit)

For the Period from September 29, 2010 (Inception) through September 30, 2012

(Unaudited)

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, September 29, 2010 (inception)	263,380,000	$263,380	$(261,380)	$-	$2,000

Contribution to capital		-	100	-	100

Shares issued at $0.00038 per share for cash
from December 1, 2010 through March 31, 2011	100,005,386	100,005	(62,035)	-	37,970

Net loss				(9,175)	(9,175)

Balance, March 31, 2011	363,385,386	363,385	(323,315)	(9,175)	30,895

Shares issued to officer for compensation valued
at $0.00038 per share on December 1, 2011	131,690,000	131,690	(81,690)		50,000

Net loss				(96,788)	(96,788)

Balance, March 31, 2012	495,075,386	495,075	(405,005)	(105,963)	(15,893)

Contribution of Capital			27,989	-	27,989

Shares issued to officer for compensation valued
at $0.001 per share on September 4, 2012	5,000,000	5,000	-	-	5,000

Net loss				(82,592)	(82,592)

Balance, September 30, 2012	500,075,386	$500,075	$(377,016)	$(188,555)	$(65,496)

See accompanying notes to the condensed financial statements.

SOLLENSYS CORP.

(FORMERLY KNOWN AS HEALTH DIRECTORY, INC.)

(A Development Stage Company)

Condensed Statement of Cash Flows

(Unaudited)

			For the Period from
	For the Six Months	For the Six Months	September 29, 2010
	Ended	Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012

Cash flows from operating activities:
Net loss	$(82,592)	$(16,949)	$(188,555)

Adjustments to reconcile net loss to net cash used in operating activities:
Common share issued for compensation	5,000	-	57,000
Changes in operating assets and liabilities:
Prepaid expenses	(20,275)	-	(20,275)
Accrued expenses	7,723	4,541	31,429

Net cash used in operating activities	(90,144)	(12,408)	(120,401)

Cash flows from financing activities:
Shareholder advances	54,342	-	54,342
Capital contribution	27,989	-	28,089
Collection of stock subscription receivable	-	13,070	13,070
Proceeds from sale of common stock	-	-	24,900

Net cash provided by financing activities	82,331	13,070	120,401

Net change in cash	(7,813)	662	-

Cash, beginning of period	7,813	25,000	-

Cash, end of period	$-	$25,662	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the condensed financial statements.

SOLLENSYS CORP.

(Formerly known as Health Directory, Inc.)

(A Development Stage Company)

September 30, 2012 and 2011

Notes to the Condensed Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Sollensys Corp. (fka Health Directory, Inc. or the “Company”), a development stage company, was incorporated on September 29, 2010 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has not generated any revenues since inception.

Effective July 30, 2012, the holder of 3,000,000 shares, or approximately 79.8% of Sollensys Corporation, (the “Company”) then outstanding voting securities, executed a written consent in accordance with Section 78.320 of the NRS, approving the amendment to the Articles of Incorporation to change the Company’s name to Sollensys Corp. and increase the common shares authorized to 1,500,000,000 and increase the preferred shares authorized to 25,000,000, and to split each outstanding share of common stock into 131.69 shares of common stock. All share and per share amounts have been restated to give effect to the stock split. The Company’s name was changed in anticipation of merging with Sollensys Corporation - a South Korean corporation.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year. The Balance Sheet at March 31, 2012 has been derived from the audited financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 28, 2012.

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

SOLLENSYS CORP.

(Formerly known as Health Directory, Inc.)

(A Development Stage Company)

September 30, 2012 and 2011

Notes to the Condensed Financial Statements

(Unaudited)

The Company’s significant estimates and assumptions include the fair value of financial instruments and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

SOLLENSYS CORP.

(Formerly known as Health Directory, Inc.)

(A Development Stage Company)

September 30, 2012 and 2011

Notes to the Condensed Financial Statements

(Unaudited)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended September 30, 2012.

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

There were no potentially outstanding dilutive shares for the three and six months ended September 30, 2012 or 2011.

SOLLENSYS CORP.

(Formerly known as Health Directory, Inc.)

(A Development Stage Company)

September 30, 2012 and 2011

Notes to the Condensed Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012, and a net loss and net cash used in operating activities for the fiscal year then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Related Party Transactions and Employment Agreement

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Employment Agreement

The Company entered into an employment agreement (“Employment Agreement”) with its president and chief executive officer (“Employee”) commencing May 1, 2011, which requires that the Employee be paid a minimum of $500 per month for three (3) years from date of signing. Either the employee or the Company has the right to terminate the Employment Agreement upon thirty (30) days’ notice to the other party. This agreement was terminated on July 18, 2012.

Pursuant to the Employment Agreement the Company recorded $1,500 and $2,500 for the six months ended September 30, 2012 and 2011, respectively.

SOLLENSYS CORP.

(Formerly known as Health Directory, Inc.)

(A Development Stage Company)

September 30, 2012 and 2011

Notes to the Condensed Financial Statements

(Unaudited)

Advances from Stockholder

From time to time, stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder at September 30, 2012 and March 31, 2012, consisted of the following:

	September 30, 2012	March 31, 2012

Advances from stockholder	$54,342	$-

Total	$54,342	$-

Note 5 - Stockholders’ Equity

Shares Authorized

The total number of shares of all classes of stock which the Company is authorized to issue is 1,525,000,000 shares of which 25,000,000 shares shall be Preferred Stock, par value $0.001 per share, and 1,500,000,000 shares shall be Common Stock, par value $0.001 per share.

Common Stock

On September 29, 2010, the Company issued 263,380,000 common shares to its Chief Executive Officer at the par value of $0.000008 per share or $2,000 for compensation upon formation of the Company.

For the period from December 1, 2010 through December 31, 2010, the Company sold 33,185,880 shares of its common stock at $0.00038 per share or $12,600 in aggregate to 10 individuals.

For the period from January 1, 2011 through March 31, 2011, the Company sold 66,819,506 shares of its common stock at $0.00038 per share or $25,370 in aggregate to 25 individuals.

On December 1, 2011, the Company issued 131,690,000 common shares to its Chief Executive Officer at $0.00038 per share or $50,000 for compensation.

On July 18, 2012, in a private transaction, 3,000,000 shares of common stock, which represented 79.8% of the issued and outstanding shares of common stock, were sold to Middle East Ventures FZE for the total price of $25,000.  This resulted in a change in control of the Company.  In connection with this transaction, also on July 18, 2012, Humaira Haider resigned from her position as Chief Executive Officer of the Company and Rowland W. Day was appointed as the new President and sole director of the Company as well as Chief Executive Officer of the Company, Secretary, and Chief Financial Officer.

On July 30, 2012, the Company effectuated a forward 131.69-to-1 stock split of common shares.

On September 4, 2012, the Company issued 5,000,000 shares of restricted common stock to its officer at $0.001 per share or $5,000 for services.

SOLLENSYS CORP.

(Formerly known as Health Directory, Inc.)

(A Development Stage Company)

September 30, 2012 and 2011

Notes to the Condensed Financial Statements

(Unaudited)

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

On July 24, 2012, $27,989 in advance from shareholder were converted to capital and recorded as contribution to paid-in capital.

Note 6 - Share Acquisition Agreement

On September 30, 2012 a Share Acquisition Agreement (“Agreement”) was entered into for the acquisition of all of the outstanding shares of Sollensys Corporation, a South Korean Corporation (“Sollensys Korea”) by the Registrant. Pursuant to the Agreement, the Registrant intends to acquire all of the outstanding shares of Sollensys Korea by issuing approximately 200,000,000 million shares of the Registrant’s common stock. Upon issuance of the 200,000,000 common shares, the shareholders of Sollensys Korea will own approximately 40% of the Registrant. The closing of the Agreement is subject to the audit of Sollensys Korea’s financial statements for the past two fiscal years, approval by the shareholders of Sollensys Korea and other standard terms and conditions.  The parties intend to close the transaction by approximately December 2012.

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

Overview

We were incorporated in the State of Nevada on September 29, 2010 as Health Directory, Inc. and were based in Falls Church, VA. On August 27, 2012 our name was changed to Sollensys Corp. and we are now located in Newport Beach, California.

We were originally developing our health related online directory.  We have decided to suspend the development of our website at this time to pursue another business opportunity.

On September 30, 2012, we entered into a share purchase agreement with a Korean company that is developing touch screen panels (“TSP”) for use in consumer products.  The Korean company is a development stage company and we believe that its acquisition could lead to a more viable economic opportunity for the Company.  We are revising our business plan and working to expand our operations within the manufacturing of touch screen panels.  This transaction has not closed as of the date of this report.

We do not consider ourselves to be a blank check company.  We have a specific business plan and have moved forward implementing it with our proposed acquisition.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future after the closing of the acquisition. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Business Strategy and Objectives

Our objective, after the closing of the acquisition, is to become the leading touch screen panel manufacturer. The Company expects to accomplish this objective by retaining key personnel, raising sufficient operating capital and developing next generation TSP’s.

Products and Services

Upon the closing of the acquisition we will produce TSP of various sizes for use in many consumer products, including but not limited to computer and mobile devices.

Market Opportunity

The worldwide market for TSP was estimated at $3.6B in 2008 increasing to $9.0B by 2014.  By the end of 2012, more than 80% of the worldwide mobile phone market will use TSP.  Because of the growth prospects, we believe the completion of the acquisition represents a unique economic opportunity for the Company.

Competition

Upon completion of the acquisition, we will compete with companies that are substantially larger, more advanced technologically, with greater resources than we will have.

We plan to hire engineers that are capable of creating new TSP technologies that will compete with these larger competitors in the world markets.

Employees

As of November 15, 2012, we do not have any employees.

Results of Operations

Revenues and Cost of Revenues.  We have not generated any revenue or incurred any related cost of revenue to date. We are in the formation stage as our business was formed on September 29, 2010 and no revenue activities have yet begun.

General and Administrative.  General and administrative expenses for the three and six month period ended September 30, 2012 were $8,443 and $10,087 respectively. The expense relates to office supplies and computer maintenance.

Professional Fees. Professional fees for the three month and six month period ended September 30, 2012 was $64,865 and $72,505 respectively. The expense relates to legal and accounting fees as a result of being a public company.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $0 at September 30, 2012 and $7,813 at March 31, 2012.

Net Cash Used in Operating Activities. Cash used in operating activities for the six months ended September 30, 2012 was $90,144.

Net Cash Provided By/Used in Investing Activities. We did not use cash in investing activities for the six months ended September 30, 2012.

Net Cash Provided By Financing Activities. Cash generated from financing activities for the six months ended September 30, 2012 was $82,331.

Critical Accounting Policies

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012, and a net loss and net cash used in operating activities for the fiscal year then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Off-balance sheet arrangements

At September 30, 2012, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2012.

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

SOLLENSYS CORP.

Date: November 19, 2012	By:	/s/ Rowland W. Day
Rowland W. Day, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)