Form 10-Q
period 2012-12-31
SOLLENSYS CORP.
filed 2013-02-12
CIK 1519177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 5, 2013, there were 500,075,386 shares of Common Stock, par value $0.0001 per share, outstanding.

SOLLENSYS CORP.

QUARTERLY REPORT ON FORM 10-Q

DECEMBER 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Balance Sheets (Unaudited) at December 31, 2012 and March 31, 2012	F-2

Condensed Statements of Operations for the nine and three months ended December 31, 2012 and 2011, and for the period from September 29, 2010 (inception) through December 31, 2012 (unaudited)	F-3

Condensed Statement of Stockholders’ Deficit for the period from September 29, 2010 (inception) through December 31, 2012 (unaudited)	F-4

Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and for the period from September 29, 2010 (inception) through December 31, 2012 (unaudited)	F-5

Notes to the Condensed Financial Statements (unaudited)	F-6

SOLLENSYS CORP.

(FORMERLY KNOWN AS HEALTH DIRECTORY, INC.)

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	December 31, 2012	March 31, 2012

Assets
Current assets
Cash	$460	$7,813
Prepaid Expenses	20,270	-

Total current assets	21,210	7,813

Total assets	$21,210	$7,813

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$16,634	$23,706
Advances from stockholder	133,110	-

Total current liabilities	149,744	23,706

Total Liabilities	149,744	23,706

Stockholders' deficit

Preferred stock: $0.001 par value: 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value: 1,500,000,000 shares authorized;
500,075,386 and 495,075,386 shares issued and outstanding, respectively	500,075	495,075
Additional paid-in capital	(376,516)	(405,005)
Deficit accumulated during the development stage	(252,093)	(105,963)

Total stockholders' deficit	(128,534)	(15,893)

Total liabilities and stockholders' deficit	$21,210	$7,813

See accompanying notes to the financial statements.

SOLLENSYS CORP.

(FORMERLY KNOWN AS HEALTH DIRECTORY, INC.)

(A Development Stage Company)

Condensed Statement of Operations

(Unaudited)

					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	September 29, 2010
	Ended	Ended	Ended	Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012

Revenues	$--	$--	$--	$--	$--

Operating expenses
General and administrative expenses	7,264	52,250	17,350	55,419	76,335
Professional fees	55,107	4,803	128,863	18,583	175,841

Total operating expenses	62,371	57,053	146,213	74,002	252,176

LOSS FROM OPERATIONS	(62,371)	(57,053)	(146,213)	(74,002)	(252,176)

OTHER (INCOME) EXPENSES
Other income	(83)	--	(83)	--	(83)

Total Other (Income) Expenses	(83)	--	(83)	--	(83)

Loss before taxes	(62,288)	(57,053)	(146,130)	(74,002)	(252,093)

Income tax provision	--	--	--	--	--

Net loss	$(62,288)	$(57,053)	$(146,130)	$(74,002)	$(252,093)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
	500,075,386	406,082,655	497,220,886	377,523,285

See accompanying notes to the financial statements.

SOLLENSYS CORP.

(FORMERLY KNOWN AS HEALTH DIRECTORY, INC.)

(A Development Stage Company)

Condensed Statement of Stockholders' Equity (Deficit)

For the Period from September 29, 2010 (Inception) through December 31, 2012

(Unaudited)

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, September 29, 2010 (inception)	263,380,000	$263,380	$(261,380)	$-	$2,000

Contribution to capital		-	100	-	100

Shares issued at $0.00038 per share for cash
from December 1, 2010 through March 31, 2011	100,005,386	100,005	(62,035)	-	37,970

Net loss				(9,175)	(9,175)

Balance, March 31, 2011	363,385,386	363,385	(323,315)	(9,175)	30,895

Shares issued to officer for compensation valued
at $0.00038 per share on December 1, 2011	131,690,000	131,690	(81,690)		50,000

Net loss				(96,788)	(96,788)

Balance, March 31, 2012	495,075,386	495,075	(405,005)	(105,963)	(15,893)

Contribution of Capital			28,489	-	28,489

Shares issued to officer for compensation valued
at $0.001 per share on September 4, 2012	5,000,000	5,000	-	-	5,000

Net loss				(146,130)	(146,130)

Balance, December 31, 2012	500,075,386	$500,075	$(376,516)	$(252,093)	$(128,534)

See accompanying notes to the financial statements.

SOLLENSYS CORP.

(FORMERLY KNOWN AS HEALTH DIRECTORY, INC.)

(A Development Stage Company)

Condensed Statement of Cash Flows

(Unaudited)

			For the Period from
	For the Nine Months	For the Nine Months	September 29, 2010
	Ended	Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

Cash flows from operating activities:
Net loss	$(146,130)	$(74,002)	$(252,093)

Adjustments to reconcile net loss to net cash used in operating activities:
Common share issued for compensation	5,000	5,000	57,000
Changes in operating assets and liabilities:
Prepaid expenses	(20,750)	--	(20,750)
Accrued expenses	(7,072)	(3,687)	16,634

Net cash used in operating activities	(168,952)	(27,689)	(199,209)

Cash flows from financing activities:
Shareholder advances	133,110	--	133,110
Capital contribution	28,489	--	28,589
Collection of stock subscription receivable	--	13,070	13,070
Proceeds from sale of common stock	--	-	24,900

Net cash provided by financing activities	161,599	13,070	199,669

Net change in cash	(7,353)	(14,619)	460

Cash, beginning of period	7,813	25,000	--

Cash, end of period	$460	$10,381	$460

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

SOLLENSYS CORP.

(Formerly known as Health Directory, Inc.)

(A Development Stage Company)

December 31, 2012

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

December 31, 2012

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

December 31, 2012

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended December 31, 2012.

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

There were no potentially outstanding dilutive shares for the three and nine months ended December 31, 2012 or 2011.

SOLLENSYS CORP.

(Formerly known as Health Directory, Inc.)

(A Development Stage Company)

December 31, 2012

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

As reflected in the accompanying condensed financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, and a net loss and net cash used in operating activities for the fiscal year then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Pursuant to the Employment Agreement the Company recorded $2,000 and $4,000 for the nine months ended December 31, 2012 and 2011, respectively.

SOLLENSYS CORP.

(Formerly known as Health Directory, Inc.)

(A Development Stage Company)

December 31, 2012

Notes to the Condensed Financial Statements

(Unaudited)

Advances from Stockholder

From time to time, stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder at December 31, 2012 and March 31, 2012, consisted of the following:

	December 31, 2012	March 31, 2012

Advances from stockholder	$133,110	$-

Total	$133,110	$-

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

On September 4, 2012, the Company issued 5,000,000 shares of restricted common stock to its legal counsel at $0.001 per share or $5,000 for services.

SOLLENSYS CORP.

(Formerly known as Health Directory, Inc.)

(A Development Stage Company)

December 31, 2012

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

On November 8, 2012, the Company’s Chief Executive Officer contributed $500 for the general working capital to the Company.

Note 6 - Share Acquisition Agreement

On September 30, 2012 a Share Acquisition Agreement (“Agreement”) was entered into for the acquisition of all of the outstanding shares of Sollensys Corporation, a South Korean Corporation (“Sollensys Korea”) by the Registrant. Pursuant to the Agreement, the Registrant intends to acquire all of the outstanding shares of Sollensys Korea by issuing approximately 200,000,000 million shares of the Registrant’s common stock. Upon issuance of the 200,000,000 common shares, the shareholders of Sollensys Korea will own approximately 40% of the Registrant. The closing of the Agreement is subject to the audit of Sollensys Korea’s financial statements for the past two fiscal years, approval by the shareholders of Sollensys Korea and other standard terms and conditions.  The parties intend to close the transaction by approximately February 2013.

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

Employees

As of February 5, 2013, we do not have any employees.

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

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $460 at December 31, 2012 and $7,813 at March 31, 2012.

Net Cash Used in Operating Activities. Cash used in operating activities for the nine months ended December 31, 2012 was $(168,952).

Net Cash Provided By/Used in Investing Activities. We did not use cash in investing activities for the nine months ended December 31, 2012.

Net Cash Provided By Financing Activities. Cash generated from financing activities for the nine months ended December 31, 2012 was $161,599 which consisted mostly of advances from stockholder.

Critical Accounting Policies

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, and a net loss and net cash used in operating activities for the fiscal year then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance sheet arrangements

At December 31, 2012, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

On September 4, 2012 the Company issued 5,000,000 shares of restricted common stock to its legal counsel at $0.001 per share or $5,000 for services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended December 31, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended December 31, 2012.

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

SOLLENSYS CORP.

Date: February 12, 2013	By:	/s/ Rowland W. Day
Rowland W. Day, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)