Form 10-K
period 2020-03-31
SOLLENSYS CORP.
filed 2020-04-29
CIK 1519177

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

FOR THE FISCAL YEAR ENDED MARCH 31, 2020

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________________.

Commission File Number 333-174581

Sollensys Corp.

(Exact name of registrant as specified in its charter)

Nevada	80-0651816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor

New York, New York 10036

(Address of principal executive offices)

1-(646)-768-8417

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
none	none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on September 30, 2019, was $502,075.

As of April 10, 2020, the Registrant had 502,075,402 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Sollensys contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

ii

PART I

ITEM 1. BUSINESS

Sollensys Corp. (“Sollensys” or the “Company”), was formerly a development stage company, incorporated on September 29, 2010, under the laws of the State of Nevada. Initial included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s efforts were involved in developing a business plan and establishing contacts and visibility in the marketplace. The Company has not generated any revenues since inception. Effective July 30, 2012, the holder of 3,000,000 shares, or approximately 79.8% of Sollensys Corporation, (the “Company”) then outstanding voting securities, executed a written consent under Section 78.320 of the NRS, approving the amendment to the Articles of Incorporation to change the Company’s name to Sollensys Corp. and increase the common shares authorized to 1,500,000,000 and increase the preferred shares authorized to 25,000,000, and to split each outstanding share of common stock into 131.69 shares of common stock.

The Company has been dormant since September 30, 2012.

On December 27, 2019, the Eighth Judicial District Court of Clark County Nevada, pursuant to Case Number A-19-805633-B appointed Custodian Ventures, LLC as the custodian of Sollensys Corp. David Lazar, who controls Custodian Ventures was subsequently named the only interim officer and director of the Company and is considered a related party for financial statement presentation

OVERVIEW AND HISTORY

We had intended to become a health-related online directory, linking over fifty advertisers who provide various medical services. This online portal would generate a commission on everything sold based on its products and services It was intended to provide the following services:

●	Men’s Health

●	Women’s Health

●	Anti-Aging

●	General Health

●	Live 1-on-1 chats with Doctors

●	Sexual Health

●	Herbal Supplements

●	Nutritional Supplements

●	Pharmacy

Business Strategy and Objectives

Our automated online health directory was intended to allow customers to advertise through the Company’s website while keeping track of all sales generated through our directory.

CURRENT PLAN OF OPERATION

We have been dormant since September 2013. As of the date of this Report, we intend to engage in what we believe to be synergistic acquisitions or joint ventures with a company or companies that we believe will enhance our business plan. There are no assurances we will be able to consummate any acquisitions using our securities as consideration, or at all. Numerous things will need to occur to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

Management will seek out and evaluate businesses for acquisition. The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards. Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation, including its financial statements, cash flow, debt, location and other material aspects of the candidate’s business. If we are successful in our attempts to acquire a company or companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.

In implementing a structure for a particular acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, asset purchase, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, likely, our present interim management and shareholders will no longer be in control of our Company.

We will participate in an acquisition only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties before and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

We believe there are certain perceived benefits to being a public company whose securities are publicly traded, including the following:

●	increased visibility in the financial community;

●	increased valuation;

●	greater ease in raising capital;

●	compensation of key employees through stock options for which there may be a market valuation; and

●	enhanced corporate image.

There are also certain perceived disadvantages to being a trading company including the following:

●	required publication of corporate information;

●	required filings of periodic reports with the Securities and Exchange Commission.

Business entities, if any, which may be interested in a combination with us may include the following:

●	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

●	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

●	a company which wishes to become public with less dilution of its securities than would occur upon an underwriting;

●	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

●	a foreign company which may wish an initial entry into the United States securities market;

●	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

●	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a private company will normally involve the transfer to the private company of the majority of the issued and outstanding common stock of the Company. and the substitution by the private company of its own management and board of directors.

The proposed business activities described herein classify us as a “shell” company. The Securities and Exchange Commission and certain states have enacted statutes, rules, and regulations regarding the sales of securities of shell companies, as well as limitations on a shareholder’s ability to sell their “restricted” securities. Rule 144 is not available to a shareholder of a shell company unless and until the Company files a registration statement with the SEC that includes certain specific information about existing business operations of a registrant and thereafter must wait an additional one year to take advantage of that exemption from registration.

Rule 12b-2 of the 34 Act defines a shell company as a company that has:

(1)	No or nominal operations; and
(2)	Either:
(i)	No or nominal assets;
(ii)	Assets consisting solely of cash and cash equivalents; or
(iii)	Assets consisting of any amount of cash and cash equivalents and nominal other assets.

We will continue to file all reports required of us under the Exchange Act until a business combination has occurred, or we organically build our business from the cash raised from investors. A business combination will normally result in a change in the control and management of our Company. Since a principal benefit of a business combination with us would normally be considered our status as a reporting company, it is anticipated that we will continue to file reports under the Exchange Act following a business combination. No assurance can be given that this will occur or, if it does, for how long.

EMPLOYEES

Except for our Court-appointed custodian who is acting as both our interim director and officer, we have no employees

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in this Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None. Our office space is being provided to us a no cost by our Court-appointed custodian.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings, nor are we aware of any legal proceedings threatened or in which any director or officer or any of their affiliates is a party adverse to our Company or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

HOLDERS

As of the date of this Report, we had 36 holders of record for our Common Shares.

DIVIDEND POLICY

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission (the “Commission” or “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information concerning transactions in such securities is provided by the exchange or system).

While our common stock has not been approved for trading as of the date of this report, we expect that if and when so approved our Common Stock will be defined as a “penny stock” under the Securities and Exchange Act. It is anticipated that our Common Stock will remain a penny stock until the market price exceeds $5.00 per share.

The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser to sell his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer concerning a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size, and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, before effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

Also, the penny stock rules require that before a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

STOCK TRANSFER AGENT

Our stock transfer agent is Globex Transfer, LLC located at 780 Deltona Blvd. Suite 202, Deltona, Florida, 32725, telephone number (813) 344-4490

REPORTS

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Report and any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, concerning future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The Company is currently dormant. See Plan of Operation in Item 1

GOING CONCERN

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future. See “Part II, Item 8, Financial Statements and Supplementary Data.”

LIQUIDITY AND CAPITAL RESOURCES

We have no revenue-producing operations or other sources of income as of the date of this Report, nor have we had any revenue since inception. See “Plan of Operation” above herein for an explanation of our current business activities.

It is our current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that these events will be satisfactorily completed or at terms acceptable to us. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders. Any failure by us to successfully implement these plans would have a material adverse effect on our business, including the possible inability to continue operations.

All funds to maintain operations has been provided by our Court-appointed custodian.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended March 31, 2020.

Critical Accounting Policies and Estimates

Critical accounting estimates – The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock-based Compensation – We account for stock-based compensation using the fair value method following the guidance outlined in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Recent Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended March 31, 2018, our financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements, the notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Financial Statements, notes and reports are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sollensys Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sollensys Corp. (the "Company") as of March 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

April 29, 2020

SOLLENSYS CORP.

Balance Sheets

	March 31,	March 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	31,429	$31,429
Advance from stock holder	54,342	54,342
Loans payable related party	26,100	-
Total current liabilities	111,871	85,771
Total liabilities	111,871	85,771

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and 2019	-	-
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 502,075,402 issued and outstanding as of March 31, 2020 and March 31, 2019, respectively	502,075	502,075
Additional paid-in capital	-	-
Retained earnings deficit	(613,946)	(587,846)
Total stockholders’ equity(deficit)	(111,871)	(85,771)
Total liabilities and equity	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

Statements of Operations

	Year ended	Year ended
	March 31,	March 31,
	2020	2019

Operating expenses:
General and administrative -related party	$26,100	$-
Total operating expenses	26,100	-
Income loss from operations
Other income (expense)
Total other income (expense)	-	-
Net loss	$(26,100)	$-

Basic and diluted earnings (loss) per common share	$(0.00)	$-

Weighted-average number of common shares outstanding:
Basic and diluted	502,075,402	502,075,402

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

Statements of Cash Flows

	Year ended	Year ended
	March 31,	March 31,
	2020	2019

Cash flows from operating activities of continuing operations:
Net loss	$(26,100)	$-
Net cash provided by (used in) operating activities

Cash flows from financing activities:
Related party loan	26,100	-
Net cash provided by (used in) financing activities	26,100	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

Statements of Changes in Stockholder’s Equity

	Preferred Stock				Additional	Retained	Total
	Series A		Common stock		Paid-in	Earnings	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
March 31, 2018	-	$-	502,075,402	$502,075	$-	$(587,846)	$(85,771)

Net (loss)						-

March 31, 2019	-	-	502,075,402	502,075	-	(587,846)	(85,771)

Net income (loss)						(26,100)	(26,100)

March 31, 2020	-	$-	502,075,402	$502,075	$-	$(613,946)	$(111,871)

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sollensys Corp. (“Sollensys” or the “Company”), was formerly a development stage company, incorporated on September 29, 2010, under the laws of the State of Nevada. Initial plans included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s efforts involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has not generated any revenues since inception. Effective July 30, 2012, the holder of 3,000,000 shares, or approximately 79.8% of Sollensys Corporation, (the “Company”) then outstanding voting securities, executed a written consent in accordance with Section 78.320 of the NRS, approving the amendment to the Articles of Incorporation to change the Company’s name to Sollensys Corp. and increase the common shares authorized to 1,500,000,000 and increase the preferred shares authorized to 25,000,000, and to split each outstanding share of common stock into 131.69 shares of common stock.

The Company has been dormant since September 30, 2012.

On December 27, 2019, the Eighth Judicial District Court of Clark County Nevada, pursuant to Case number A-19-805633-B appointed Custodian Ventures, LLC as the custodian of Sollensys Corp. David Lazar, who controls Custodian Ventures was subsequently named the only interim officer and director of the Company and is considered a related party for the purposes of financial statement presentation

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of March 31, 2020, the company had a working capital deficit of $111,871 and negative shareholders’ equity of $613,946.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

We have not generated any revenue since inception.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended March 31, 2020, the financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2020, and March 31, 2019, the Company’s cash equivalents totaled $0 and $0 respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

We adopted ASC 842 on January 1, 2019. The adoption of this guidance did not have any impact on our financial statements.

NOTE 3 – LOANS PAYABLE RELATED PARTY

During the year ended March 31, 2020, the Company’s operating expenses of $26,100 was funded by the Company’s Court-appointed custodian in the form of an interest-free demand loan for the same amount.

NOTE 4 – STOCKHOLDERS EQUITY

Preferred Stock Series A

On March 21, 2020, the Company filed a Certificate of Designation to authorize 10,000,000 shares of Series A Preferred Stock (“Series A”). Among other rights, the holders of Series A preferred shares shall have the right to convert each share of Series A into one share of common stock at a conversion price of $0.0002. There were no Series A shares issued and outstanding as of March 31, 2020.

Common Stock

The Company has authorized 1,500,000,000 shares of $0.001 common stock. As of March 31, 2020, and March 31, 2019, respectively, there were 502,075,402 shares issued and outstanding.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of March 31, 2020, and 2019

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has evaluated subsequent events from March 31, 2020, through the date the financial statements were available to be issued and has determined that there are no items requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our Court-appointed interim CEO has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our CEO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of March 31, 2020, at reasonable assurance levels

We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our CEO does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended March 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, our CEO concluded that as of March 31, 2020, our disclosure controls and procedures and internal control over financial reporting were effective.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s court-appointed custodian representative, David Lazar is currently serving as the Company’s interim CEO and director.

David Lazar, 29, is a private investor with business experience. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations.

Other expertise includes early stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions.

Mr. Lazar was selected to serve as a director due to his knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with emerging growth companies. David Lazar is the Company’s sole promoter.

The above-listed interim director will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by a majority vote of the remaining Directors. Officers serve at the will of the Board of Directors.

Board Committees

As of the date of this Report, we do not have any committees of our Board of Directors. We expect to appoint outside Directors to serve on our Board in the near future, but as of the date of this Report, we have not identified such prospective Directors. Once appointed and we become a reporting company, of which there is no assurance, we expect to form an Audit Committee, a Compensation Committee, a Corporate Governance Committee, and a Nominating Committee.

Family Relationships

There are no family relationships between any of our Directors or executive officers.

Director Independence

Our Board is currently composed of one member. This member of our Board of Directors is not considered an independent director. We evaluated independence in accordance with the rules of The New York Stock Exchange, Inc., which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.

Once we achieve trading status, of which there can be no assurance, we will ensure that our committees, as well as our Board of Directors, comply with all the requirements of a public company under the auspices of the OTC Marketplace.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above-referenced reports was not filed on a timely basis during the most recent year or prior years. To our best knowledge, there has been no change in the holdings of any of our affiliates and no reports were required to be filed.

Code of Ethics

Our board of directors has not adopted a code of ethics

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

	2020	0	0	0	0	0
David Lazar	2019	0	0	0	0	0

Compensation of Directors

None

Stock Plan

None

We have not adopted a stock plan but may do so in the future.

Employment Agreements

None of our executive officers are party to any employment agreement with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock and Preferred Stock voting with the Common Stock as of the date of this Report by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The information provided is based upon 502,075,404 Common Shares issued and outstanding as of the date of this Report.

Class of Shares	Name and Address	# of Shares	% of Class

Common	MIDDLE EAST VENTURES FZE BC5 CITY CENTER P.O. BOX 10055, RAS AL KHAIMAH FREE ZONE, RAS AL KHAIMAH UAE, RAS AL KHAIMAH DUBAI, UC	395,070,000	78.69

Preferred	David Lazar	20,000,000	100

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company’s Court-appointed custodian has loaned the Company $26,100 in the form of an interest-free demand loan

Director Independence

None of our current directors are deemed “independent” pursuant to SEC rules. We anticipate appointing independent directors in the foreseeable future.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by BF Borgers CPA PC, our independent auditors, during our fiscal years ended March 31, 2020, and 2019:

	March 31, 2020		March 31, 2019
Audit Fees	$		$

Tax Fees		-		-
All Other Fees
Total	$		$

Audit Fees. Consist of amounts billed for professional services rendered for our annual financial statements included in our Registration Statement filed on Form S-1, our Annual Report on Forms 10-K for our fiscal year ended March 31, 2020.

Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation, tax planning, and tax advice.

All Other Fees. Consists of amounts billed for services other than Audit Fees.

We do not have an audit committee and as a result, our entire Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended.

3.2	Certificate of Revival

3.3	Certificate of Amendment by Custodian

3.4	Certificate of Designation

3.5	Certificate of Correction

3.6	Amended and Restated By-laws.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

SOLLENYSIS CORP

Dated: April 29, 2020	By:	/s/ David Lazar
David Lazar, Principal Executive Officer Principal Accounting Officer, Director, and Secretary

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2020.

/s/ David Lazar
David Lazar, Director