Form 10-Q
period 2020-06-30
SOLLENSYS CORP.
filed 2020-07-15
CIK 1519177

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

1-(646)-768-8417

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	none

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

As of July 14, 2020, the Registrant had 502,075,402 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLLENSYS CORP.

(Unaudited) Balance Sheets

	June 30,	March 31,
	2020	2020

ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$-	$31,429
Advance from stockholder	-	54,342
Loans payable related party	38,518	26,100
Total current liabilities	38,518	111,871
Total liabilities	38,518	111,871

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020, and March 31, 2020	-	-
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 502,075,402 issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	502,075	502,075
Retained earnings deficit	(540,593)	(613,946)
Total stockholders’ equity(deficit)	(38,518)	(111,871)
Total liabilities and equity	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

(Unaudited) Statements of Operations

	Three months	Three months
	ended	ended
	June 30, 2020	June 30, 2019

Operating expenses:
General and administrative -related party	$12,418	$-
Total operating expenses	12,418	-
Income loss from operations
Other income (expense)
Gain on the extinguishment of debt	85,771	-
Total other income (expense)	85,771	-
Income (loss) before income taxes	73,353	-
Provision for income taxes	-	-
Net income (loss)	$73,353	$-

Basic and diluted earnings (loss) per common share	$0.00	$-

Weighted-average number of common shares outstanding:
Basic and diluted	502,075,402	502,075,402

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

(Unaudited) Statements of Changes in Stockholder’s Equity

					Retained	Total
	Preferred Stock Series A		Common stock		Earnings	Stockholders’
	Shares	Value	Shares	Value	(Deficit)	Equity
March 31, 2019	-	$-	502,075,402	$502,075	$(587,846)	$(85,771)

Net income (loss)					-

June 30, 2019	-	-	502,075,402	$502,075	$(587,846)	$(85,771)

March 31, 2020			502,075,402	$502,075	(613,946)	$(111,871)

Net income					73,353	73,353

June 30, 2020	-	$-	502,075,402	$502,075	$(540,593)	$(38,518)

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

(Unaudited) Statements of Cash Flows

	Three months	Three months
	ended	ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities of continuing operations:
Net loss	$73,353	$-
Adjustments to reconcile net loss to cash used in operating activities:
Gain on the extinguishment of debt	(85,771)	-
Net cash (used in) operating activities	(12,418)

Cash flows from financing activities:
Related party loan	12,418	-
Net cash provided by financing activities	12,418	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

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

The Company had been dormant since September 30, 2012.

On December 27, 2019, the Eighth Judicial District Court of Clark County Nevada, pursuant to Case number A-19-805633-B appointed Custodian Ventures, LLC as the custodian of Sollensys Corp. David Lazar, who controls Custodian Ventures was subsequently named the only interim officer and director of the Company and is considered a related party for the purpose financial statement presentation.

On June 16, 2020, Custodian Ventures filed a motion with the Eighth Judicial District Court of Clark County, Nevada to move the court for an order concluding and terminating the custodianship of the Company.

The Company’s accounting year-end is March 31.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at March 31, 2020, and 2019, as presented in the Company’s Annual Report on Form 10-K filed on April 29, 2020, with the SEC.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of June 30, 2020, the Company had a working capital deficit of $38,518 and negative shareholders’ equity of $38,518.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2020, and March 31, 2020, the Company’s cash equivalents totaled $0 and $0 respectively.

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

NOTE 3 – LOANS PAYABLE RELATED PARTY

As of June 30, 2020, and March 31, 2020, the balances of loans payable related party were $38,518 and $26,100 respectively. These balances reflect operating expenses of the Company which have been funded by the Company’s Court-appointed custodian in the form of interest-free demand loans.

NOTE 4 – ACCRUED EXPENSES AND ADVANCE FORM STOCKHOLDERS

As of June 30, 2020, the balances of “accrued expenses” and “advance from stockholder” were $-0- and $-0-, respectively, compared to $31,429 and $54,342, respectively, at March 31, 2020. During the three months ended June 30, 2020, the Company determined that the statute of limitations per Nevada law for any claims to be made relating to liabilities that had been recorded on the Company’s books and records dating back to 2013 and prior. As a result, the Company determined it no longer had any liability for accrued expenses or an advance to shareholder and recorded “other income” as a gain on the extinguishment of debt of $85,771 on its statements of operations for the period ended June 30, 2020.

NOTE 5 – STOCKHOLDERS EQUITY

Preferred Stock Series A

On March 21, 2020, the Company filed a Certificate of Designation to authorize 10,000,000 shares of Series A Preferred Stock (“Series A”). Among other rights, the holders of Series A preferred shares shall have the right to convert each share of Series A into one share of common stock at a conversion price of $0.0002. There were no Series A shares issued and outstanding as of June 30, 2020.

Common Stock

The Company has authorized 1,500,000,000 shares of $0.001 common stock. As of June 30, 2020, and March 31, 2020, respectively, there were 502,075,402 shares issued and outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2020, and March 31, 2020

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has evaluated subsequent events from June 30, 2020, through the date the financial statements were available to be issued and has determined that there are no items requiring disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “Sollensys”,” the “Company,” “we,” “our” or “us” refer to Sollensys Corp. and subsidiaries unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Plan of Operation

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

Recent Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended June 30, 2018, our financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

As a smaller company, we are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on that evaluation, as of June 30, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

SOLLENSYS CORP

Dated: July 15, 2020	By:	/s/ David Lazar
David Lazar, Principal Executive Officer Principal Accounting Officer, Director, and Secretary

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 15, 2020.

/s/ David Lazar
David Lazar, Director