Form 10-Q/A
period 2020-06-30
SOLLENSYS CORP.
filed 2020-07-28
CIK 1519177

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

DOCUMENTS INCORPORATED BY REFERENCE - None

EXPLANATORY NOTE

Sollensys is filing Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended June 30, 2020 (“Amendment No. 1”) to amend its Quarterly Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2020 (the “Original Quarter Report”) to amend and restate its financial statements for the three months ended June 30, 2020. In the Original Quarter Filing, the Company’s financial statements inadvertently failed to include the issuance of 19,000,000 preferred shares to a related party on April 1, 2020.

The purpose of this Amendment No. 1 is to restate the financial statements and to modify and update all other associated disclosures in the Original Quarterly Report. Amendment No. 1 continues to speak as of the date of the Original Quarterly Report, and except as noted above, the Company has not otherwise updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Quarterly Report. Accordingly, Amendment No. 1 should be read in conjunction with the Original Quarterly Report. See Note 7. “Restatement” to the Company’s financial statements

In accordance with applicable SEC rules, this Amendment No. 1 includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Amendment No. 1.

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLLENSYS CORP.

(Unaudited) Balance Sheets

	June 30,	March 31,
	2020	2020
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$-	$31,429
Advance from stockholder	-	54,342
Loans payable related party	38,518	26,100
Total current liabilities	38,518	111,871
Total liabilities	38,518	111,871

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value, 25,000,000 shares authorized, 19,000,000 and -0- shares issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	1,900,000	-
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 502,075,402 issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	502,075	502,075
Retained earnings deficit	(2,440,593)	(613,946)
Total stockholders’ equity (deficit)	(38,518)	(111,871)
Total liabilities and equity	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

(Unaudited) Statements of Operations

	Three months	Three months
	ended	ended
	June 30, 2020	June 30, 2019
	(restated)
Operating expenses:
General and administrative-related party	$12,418	$-
Compensation related party	1,900,000	-
Total operating expenses	1,912,418	-
Income (loss) from operations	(1,912,418)
Other income (expense)
Gain on the extinguishment of debt	85,771	-
Total other income (expense)	85,771	-
Income (loss) before income taxes	(1,826,647)	-
Provision for income taxes	-	-
Net income (loss)	$(1,826,647)	$-

Basic and diluted earnings (loss) per common share	$(0.00)	$-

Weighted-average number of common shares outstanding:
Basic and diluted	502,075,402	502,075,402

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

(Unaudited) Statements of Changes in Stockholder’s Equity

			Common		Retained	Total
	Preferred Stock Series A		stock		Earnings	Stockholders’
	Shares	Value	Shares	Value	(Deficit)	Equity
March 31, 2019		$-	502,075,402	$502,075	$(587,846)	$(85,771)

Net income (loss)					-

June 30, 2019	-	-	502,075,402	$502,075	(587,846)	(85,771)

March 31,2020			502,075,402	$502,075	(613,946)	$(111,871)

Issuance of preferred shares to related party	19,000,000	1,900,000				1,900,000

Net income (loss)					(1,826,647)	(1,826,647)

June 30, 2020 (restated)	19,000,000	$1,900,000	502,075,402	$502,075	$(2,440,593)	$(38,518)

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

(Unaudited) Statements of Cash Flows

	Three months	Three months
	ended	ended
	June 30, 2020	June 30, 2019
	(restated)

Cash flows from operating activities of continuing operations:
Net profit (loss)	$(1,826,647)	$-
Stock-based compensation, related party	1,900,000
Adjustments to reconcile net loss to cash used in operating activities:
Gain on the extinguishment of debt	(85,771)	-
Net cash (used in) operating activities	(12,418)

Cash flows from financing activities:
Related party loan	12,418	-
Net cash provided by financing activities	12,418	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 5 – STOCKHOLDERS EQUITY

Preferred Stock Series A

On March 21, 2020, the Company filed a Certificate of Designation to authorize 25,000,000 shares of Series A Preferred Stock (“Series A”) at a par value of $0.001. Among other rights, the holders of Series A preferred shares shall have the right to convert each share of Series A into 50 shares of common stock. On April 1, 2020 we issued 19,000,000 shares of Series A preferred stock to the Company’s Chief Executive Officer, David Lazar. Therefore, these preferred shares can be converted to 950,000,000 shares of common stock. As a result of this issuance, the Company recorded stock based compensation of $1,900,000 for the three-month period ended June 30, 2020.

Common Stock

The Company has authorized 1,500,000,000 shares of $0.001 common stock. As of June 30, 2020, and March 31, 2020, respectively, there were 502,075,402 shares issued and outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2020, and March 31, 2020

NOTE 7 – RESTATEMENT

The Company’s previously filed financial statements did not include the impact of the issuance of 19,000,000 preferred shares to the Company’s CEO. The chart below reflects the impact of this omission on the Company’s Balance Sheet, Statement of Operations and on the Statements of Cash Flows :

SOLLENSYS CORP.

(Unaudited) Balance Sheets

	As Filed	As Restated	Difference
	6/30/2020	6/30/2020	6/30/2020

ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$-
Total assets	$-	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$-	$-	$-
Advance from stockholder	-	-	-
Loans payable related party	38,518	38,518	-
Total current liabilities	38,518	38,518	-
Total liabilities	38,518	38,518	-

Commitments and contingencies	-	-	-

Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value, 25,000,000 shares authorized, 19,000,000 and -0- shares issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	-	1,900,000	1,900,000
Common stock, $0.0001 par value, 1,500,000,000 shares authorized; 502,075,402 issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	502,075	502,075	-
Retained earnings deficit	(540,593)	(2,440,593)	(1,900,000)
Total stockholders’ equity (deficit)	(38,518)	(38,518)	-
Total liabilities and equity	$-	$-	$-

SOLLENSYS CORP.

(Unaudited) Statements of Operations

	As Filed	As Restated	Difference
	6/30/2020	6/30/2020	6/30/2020

Operating expenses:
General and administrative -related party	$12,418	$12,418	$-
Compensation related party	-	1,900,000	1,900,000
Total operating expenses	12,418	1,912,418	1,900,000
Income loss from operations	(12,418)	(1,912,418)	(1,900,000)
Other income (expense)
Gain on the extinguishment of debt	85,771	85,771	-
Total other income (expense)	85,771	85,771	-
Income (loss) before income taxes	73,353	(1,826,647)	(1,900,000)
Provision for income taxes	-	-	-
Net income (loss)	$73,353	(1,826,647)	(1,900,000)

Basic and diluted earnings (loss) per common share	$0.00	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	502,075,402	502,075,402	-

SOLLENSYS CORP.

(Unaudited) Statements of Cash Flows

	As Filed	As Restated	Difference
	6/30/2020	6/30/2020	6/30/2020

Cash flows from operating activities of continuing operations:
Net profit (loss)	$73,353	$(1,826,647)	$(1,900,000)
Stock-based compensation, related party	-	1,900,000	1,900,000
Adjustments to reconcile net loss to cash used in operating activities:
Gain on the extinguishment of debt	(85,771)	(85,771)	-
Net cash (used in) operating activities	(12,418)	(12,418)	-

Cash flows from financing activities:
Related party loan	12,418	12,418	-
Net cash provided by financing activities	12,418	12,418	-

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NOTE 8 – SUBSEQUENT EVENTS

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

SOLLENSYS CORP

Dated: July 28, 2020	By:	/s/ David Lazar
David Lazar, Principal Executive Officer Principal Accounting Officer, Director, and Secretary

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 28, 2020.

/s/ David Lazar
David Lazar, Director