Form 10-Q
period 2020-09-30
SOLLENSYS CORP.
filed 2020-11-09
CIK 1519177

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________________.

Commission File Number 333-174581

Sollensys Corp.
(Exact name of registrant as specified in its charter)

Nevada	80-0651816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2475 Palm Bay Road NE, Suite 120
Palm Bay, Florida 32905
(Address of principal executive offices) (Zip Code)

(866)-438-7657
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

As of November 9, 2020, the registrant had 99,183,962 shares of common stock issued and outstanding.

PART I.
FINANCIAL INFORMATION

SOLLENSYS CORP.
Balance Sheets

	September 30,	March 31,
	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,485	$-
Inventory	90,000	-
Total current assets	135,485	-
Total assets	$135,485	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
Current liabilities:
Accrued expenses	$-	$31,429
Advance from stockholder	-	54,342
Accounts payable related party	135,000	-
Loans payable related party	-	26,100
Total current liabilities	135,000	111,871
Total liabilities	135,000	111,871

Stockholders' Equity (Deficit):
Preferred stock, Series A, $0.001 par value, 25,000,000 shares authorized, 19,000,000
and -0- shares issued and outstanding as of September 30, 2020, and March 31, 2020, respectively	19,000	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 4,183,962 issued
and outstanding as of September 30, 2020, and March 31, 2020, respectively	4,184	4,184
Paid in capital	2,426,334	497,891
Accumulated deficit	(2,449,033)	(613,946)
Total stockholders' equity (deficit)	485	(111,871)
Total liabilities and equity	$135,485	$-

  The accompanying notes are an integral part of these unaudited financial statements.

SOLLENSYS CORP.
Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenue	$135,000	$-	$135,000	$-
Cost of sales	45,000	-	45,000	-
Gross profit	90,000	-	90,000	-

Operating expenses:
General and administrative	98,440	-	2,010,858	-
Total operating expenses	98,440	-	2,010,858	-
Loss from operations	(8,440)	-	(1,920,858)	-
Other income:
Gain on the extinguishment of debt	-	-	85,771	-
Total other income	-	-	85,771	-
Net loss	$(8,440)	$-	$(1,835,087)	$-

Basic and diluted loss per common share	$(0.00)	$-	$(0.44)	$-

Weighted-average number of common shares outstanding:
Basic and diluted	4,183,962	4,183,962	4,183,962	4,183,962

The accompanying notes are an integral part of these unaudited financial statements.

SOLLENSYS CORP.
Statements of Changes in Stockholders' Equity (Deficit)
For the Six and Three Months ended September 30, 2020 and 2019 (Unaudited)

							Total
	Preferred Stock Series A		Common stock		Paid-in	Accumulated	Stockholders' Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balances, March 31, 2019	-	$-	4,183,962	$4,184	$497,891	$(587,846)	$(85,771)

Net income (loss)	-	-	-	-	-	-	-

Balances, June 30, 2019	-	$-	4,183,962	$4,184	$497,891	$(587,846)	$(85,771)

Net income (loss)	-	-	-	-	-	-	-

Balances, September 30, 2019	-	$-	4,183,962	$4,184	$497,891	$(587,846)	$(85,771)

							Total
	Preferred Stock Series A		Common stock		Paid-in	Accumulated	Stockholders' Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balances, March 31, 2020	-	$-	4,183,962	$4,184	$497,891	(613,946)	$(111,871)

Stock-based Compensation	19,000,000	19,000	-	-	1,881,000	-	1,900,000

Net loss	-	-	-	-	-	(1,826,647)	(1,826,647)

Balances, June 30, 2020	19,000,000	$19,000	4,183,962	$4,184	$2,378,891	$(2,440,593)	$(38,518)

Net (loss)	-	-	-	-	-	(8,440)	(8,440)

Related party loans reclassified as a capital contribution	-	-	-	-	46,943	-	46,943

Capital contributions from shareholder	-	-	-	-	500	-	500

Balances, September 30, 2020	19,000,000	$19,000	4,183,962	$4,184	$2,426,334	$(2,449,033)	$485

The accompanying notes are an integral part of these unaudited financial statements.

SOLLENSYS CORP.
Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September	September
	2020	2019

Cash flows from operating activities of continuing operations:
Net loss	$(1,835,087)	$-
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation	1,900,000	-
Gain on the extinguishment of debt	(85,771)	-

Changes in operating assets and liabilities
Inventory	(90,000)	-
Related party payables	155,843	-
Net cash provided by operating activities	44,985

Cash flows from financing activities:
Capital contributions from shareholder	500	-
Net cash provided by financing activities	500	-

Net increase in cash and cash equivalents	$45,485	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$45,485	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash activities:
Expenses paid on behalf of the Company by related party	$20,843	$-
Related party loans reclassified as capital contributions	$46,943	$-

The accompanying notes are an integral part of these unaudited financial statements.

SOLLENSYS CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sollensys Corp. (“Sollensys” or the “Company”) was formerly a development stage company, incorporated in Nevada on September 29, 2010, under the name Health Directory, Inc. Initial plans included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s efforts involved developing a business plan and establishing contacts and visibility in the marketplace. The Company had not generated any revenues before the current period. Effective July 30, 2012, the holder of 3,000,000 shares, or approximately 79.8% of the Company’s then outstanding voting securities, executed a written consent in accordance with Section 78.320 of the Nevada Revised Statutes approving an amendment to the Articles of Incorporation to change the Company’s name to Sollensys Corp., increase the number of authorized common shares to 1,500,000,000, increase the number of authorized preferred shares to 25,000,000, and to split each outstanding share of common stock into 131.69 shares of common stock.

The Company had been dormant since September 30, 2012.

On December 27, 2019, the Eighth Judicial District Court of Clark County, Nevada (the “Court”), pursuant to Case number A-19-805633-B appointed Custodian Ventures, LLC (“Custodian Ventures”) as the custodian of Sollensys Corp. David Lazar, who controls Custodian Ventures was subsequently named the only interim officer and director of the Company and is considered a related party for the purpose of financial statement presentation.

On June 16, 2020, Custodian Ventures filed a motion with the Court asking the Court to enter an order concluding and terminating the custodianship of the Company.

On July 20, 2020, the Court entered an order terminating custodianship and barring non-asserted claims against the Company.

Effective August 5, 2020, David Lazar, the interim Chief Executive Officer, President, Secretary, Treasurer, and sole director of the Company and the beneficial owner, through his ownership of Custodian Ventures of 19,000,000 shares of Series A Preferred Stock, representing 100% of the Company’s issued and outstanding shares of preferred stock, entered into a Stock Purchase Agreement by and among Eagle Lake Laboratories, Inc., a Florida corporation (“Eagle”); (ii) the Company; and (iii) Custodian Ventures. The Stock Purchase Agreement is referred to herein as the “SPA.” Pursuant to the terms of the SPA, Eagle agreed to purchase, and Custodian Ventures agreed to sell, 19,000,000 shares of the Company’s Series A Preferred Stock in exchange for payment by Eagle to Custodian Ventures of $230,000 (collectively with the other transactions in the SPA, the “Stock Purchase”). The Stock Purchase closed on August 5, 2020. The shares of Series A Preferred Stock, par value $0.001 per share, of the Company are convertible into shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) at a rate of 50 shares of Common Stock per share of Series A Preferred Stock, and has voting power on an as-converted basis (voting with the Common Stock as one class) and thus represents 65.4% of the voting power of all shares of stock of the Company.

In connection with the closing of the Stock Purchase, on August 5, 2020, Mr. Lazar, the then-sole member of the Board of Directors (the “Board”) of the Company, pursuant to the power granted to the Board in the Company’s bylaws, increased the size of the Company’s Board to two members. Simultaneously, Mr. Lazar, as the sole Board member, appointed Donald Beavers as a director to fill the newly created Board vacancy. At the same time, Mr. Lazar appointed Donald Beavers as Chief Executive Officer and Secretary of the Company.

Also on August 5, 2020, following the above officer and director appointments and effective on the closing of the Stock Purchase, Mr. Lazar resigned from any and all officer and director positions with the Company. Mr. Lazar’s resignation is not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Eagle is a Florida based science, technology, and engineering solutions corporation offering products that ensure their clients data integrity through collection, storage, and transmission. Eagle intends to merge with the Company; however, there can no assurances, that this will occur. Currently, Eagle personnel are managing the Company. New management will be steering the Company toward commercialization of proprietary data platforms as the Company moves away from touch screen manufacturing. The Company expects to generate revenue with Eagle’s innovative flagship product, the Blockchain Archive Server™ that can be utilized to protect client data from ransomware. Blockchain technology is a leading-edge tool for data security, providing an added layer of security against data loss due to malware.

During the period subsequent to August 5, 2020, Eagle sold nine servers that contained custom software to the Company who then sold three of those servers to an unrelated third party for $135,000. Prior to August 4, 2020, we were classified as a “shell” company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended. The Company believes it has taken all steps necessary and disclosed all required information with the SEC so as to allow us to no longer be considered a “shell” company. Pursuant to SEC rules, our Common Stock is now eligible for the exemption from registration provided by Rule 144, effective August 5, 2020.

The Company’s accounting year-end is March 31.

Reverse Stock Split

On November 2, 2020, the Company effected a 1-for-120 reverse stock split (the “Reverse Split”) of its issued and outstanding common stock $0.001 par value common stock. Accordingly, effective November 2, 2020, every 120 shares of the Company’s issued and outstanding common stock will be converted into one share of common stock, without any change in the par value per share. No fractional shares of common stock will be issued in connection with the Reverse Split. If, as a result of the Reverse Split, a shareholder would otherwise hold a fractional share, the shareholder will receive, in lieu of the issuance of such fractional share, one whole share of common stock.

In connection with the Reverse Split, immediately after the Reverse Split became effective on November 2, 2020, the Company also effected a decrease in the number of authorized shares of Company common stock from 12,000,000,000 shares to 300,000,000 shares following the Reverse Split, with no change in the par value thereof.

The Company’s financial statements in this Report for 2020 and 2019 and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal years ended March 31, 2020, and 2019, as presented in the Company’s Annual Report on Form 10-K filed on April 29, 2020, with the SEC.

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these unaudited financial statements. The Company has incurred significant operating losses since inception. As of September 30, 2020, the Company had a working capital surplus of $485 and negative retained earnings of $2,449,033.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable. Currently, all of the Company’s funding is coming from Eagle, a related party. There can be no assurance that Eagle will continue to provide funding, and currently, the Company has no other sources of financing. The Company may attempt to raise capital in the near future through the sale of equity or through debt financing; however, there can be assurances the Company will be successful in doing so. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these unaudited financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

Revenues are accounted for in accordance with the Financial Accounting Standards Board issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)).

The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for the products and/or services. To achieve this principle, the Company applies the following five steps:
1.
Identify the contract with the customer;
2.
Identify the performance obligations in the contract;
3.
Determine the transaction price;
4.
Allocate the transaction price to performance obligations in the contract, and
5.
Recognize revenue when or as the Company satisfies a performance obligation.

The Company recognizes revenue when the control of the products is transferred to the Company’s customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for these products. Control is generally transferred when products are delivered. The Company’s revenue contracts generally represent a single performance obligation to sell its products to customers.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2020, and March 31, 2020, the Company’s cash equivalents totaled $45,485 and $0, respectively.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB ASC for disclosure about stock-based compensation. This section requires a public entity to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which service is provided. No compensation cost is recognized for equity instruments for which service is nor provided or rendered.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2020 common shares equivalents were comprised of 19,000,000 preferred shares convertible to 95,000,000 shares of common stock. These equivalents were excluded from the calculation of diluted earnings (loss) per share because their inclusion would be anti-dilutive.

Inventory

The Company inventory comprised of finished goods is valued at the lower of cost or net realizable value. Inventory cost is determined using the first-in, and first-first out basis. As of September 30, 2020, no inventory allowance for obsolescence or impairment was deemed necessary by the Company’s management.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

We adopted ASC 842 on April 1, 2019. The adoption of this guidance did not have any impact on our financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2020, and March 31, 2020, the balance of payables to related party were $135,000 and $-0-, respectively. The $135,000 was used to purchase nine computer servers from Eagle. Currently, Eagle is providing office space to Sollensys at no cost. Additionally, Eagle contributed $500 to the Company for administrative purposes.

 The related party loan balance as of September 30, 2020 and March 31, 2020 was $-0- and $26,100, respectively. The $26,100 was used to pay the operating expenses of the Company and were funded by the Company’s Court-appointed custodian, Custodian Ventures, LLC managed by David Lazar in the form of interest-free demand loans. Additional expenses of $20,843 were paid on behalf of the Company by David Lazar during the six months ended September 30, 2020. In connection with the August 5, 2020 change of control, the aggregate amount of $46,943 due to Mr. Lazar was forgiven and recognized as a capital contribution to the Company.

NOTE 4 – ACCRUED EXPENSES AND ADVANCE FROM STOCKHOLDER

As of September 30, 2020, the balances of “accrued expenses” and “advance from stockholder” were $-0- and $-0-, respectively, compared to $31,429 and $54,342, respectively, on March 31, 2020. During the three months ended June 30, 2020, the Company received a legal opinion that the statute of limitations per Nevada law for any claims to be made relating to liabilities that had been recorded on the Company’s books and records dating back to 2013 and prior, had expired. As a result, the Company determined it no longer had any liability for accrued expenses or an advance to stockholder and recorded “other income” as a gain on the extinguishment of debt of $85,771 on its statements of operations for the period ended September 30, 2020.

NOTE 5 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On March 21, 2020, the Company filed a Certificate of Designation to authorize 25,000,000 shares of Series A preferred stock at a par value of $0.001. Among other rights, the holders of Series A preferred stock have the right to convert each share of Series A preferred stock into 50 shares of common stock. On April 1, 2020, the Company issued 19,000,000 shares of Series A preferred stock to the Company’s Chief Executive Officer, David Lazar. The fair value of the issuance was estimated at $1,900,000 and recorded as stock-based compensation.

Common Stock

The Company has authorized 300,000,000 shares of $0.001 common stock. As of September 30, 2020, and March 31, 2020, respectively, there were 4,183,962 shares of common stock issued and outstanding. These shares represent the 1 for 120 stock split that became effective on November 2, 2020

NOTE 6 – SUBSEQUENT EVENTS

On October 13, 2020, Eagle, the owner of 100% of the issued and outstanding shares of the Company’s Series A preferred stock converted its 19,000,000 shares of Series A preferred stock into shares of the Company’s common stock, resulting in the issuance to Eagle of 11,400,000,000 shares of common stock and resulting in Eagle holding approximately 95.8% of the Company’s issued and outstanding common stock.

On October 14, 2020, the Company filed with the Secretary of State of Nevada a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to effect a 1-for-120 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock, par value $0.001 per share (“Common Stock”). Pursuant to the Amendment, effective as of October 30, 2020, every one hundred and twenty (120) shares of the issued and outstanding Common Stock will be converted into one share of Common Stock, without any change in the par value per share.

The 1 for 120 Reverse Split became effective on November 2, 2020. Following the effectiveness of the Reverse Split, on November 2, 2020, the number of authorized shares of common stock was reduced from 12,000,000,000 shares to 300,000,000. Additionally, following the Reverse Split, Eagle’s 11,400,000,000 common shares was adjusted to 95,000,000 shares and they continued to maintain 95.8% of the total of 99,193,962 common shares outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the related notes thereto. The management's discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

 On August 5, 2020, Eagle Lake Laboratories, Inc., a Florida corporation (“Eagle”) acquired controlling interest in the Company. Eagle is a Florida based science, technology, and engineering solutions corporation offering products that ensure their clients data integrity through collection, storage, and transmission. Eagle intends to merge with the Company; however, there can no assurances, that this will occur. Currently, Eagle personnel are managing the Company. New management will be steering the Company toward commercialization of proprietary data platforms as the Company moves away from touch screen manufacturing. The Company expects to generate revenue with Eagle’s innovative flagship product, the Blockchain Archive Server™ that can be utilized to protect client data from ransomware. Blockchain technology is a leading-edge tool for data security, providing an added layer of security against data loss due to malware.

A complete description of the Company’s activities can be found under Note 1, Organization and Description of Business.

Impact of Covid-19

Impact of COVID-19

On January 30, 2020, the World Health Organization announced a global health emergency because of the spread of a new strain of the novel coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has and continues to significantly affect the United States and global economies.

The outbreak has and may continue to, spread, which could materially impact the Company’s business. The full extent of potential impacts on the Company’s business, financing activities and the global economy will depend on future developments, which cannot be predicted due to the uncertain nature of the continued COVID-19 pandemic, government-mandated shut-downs, and its adverse effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on the Company’s business, operations, financial condition, and results of operations.

Results of Operations

Comparison of Results of Operations for the Three and Six Months Ended September 30, 2020, and 2019

During the six months ended September 30, 2020, we purchased inventory from Eagle and generated revenue for the first time since our inception. Therefore, any comparison to the prior period is not indicative of current operations or trends.

Revenue

During the three and six months ended September 30, 2020, we recorded $135,000 in revenue from the sale of servers with customized software compared to $-0- during the three and six months ended September 30, 2019.

Gross Profit

Our gross profit on revenue was $90,000 for the three and six months ended September 30, 2020, compared to $-0- for the three and six months ended September 30, 2019.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 were $98,440 compared to $-0- during the three months ended September 30, 2019. The increase in the 2020 period includes a commission expense of $90,000 on the sale of servers to third party distributors.

Operating expenses for the six months ended September 30, 2020, were $2,010,858 compared to $-0- during the six months ended September 30, 2019. The increase in operating expenses in the 2020 period is primarily attributable to a one-time, non-cash charge of $1,900,000 to stock-based compensation related to the issuance of 19,000,000 shares of Series A preferred stock to Mr. Lazar.

During the quarter ended September 30, 2020, the Company began negotiating the terms of an employment agreement with Mr. Beavers and an operating lease for our principal executive offices. Additionally, we began recruiting employees, some of whom were hired in October 2020. As a result, we expect our operating expense to increase in future periods.

Liquidity and Capital Resources

Prior to August 5, 2020, all of our funding was provided by Custodian Ventures, the Court appointed custodian. Subsequent to August 5, 2020, our funding has been provided by Eagle, a related party. Subsequent to the change of control on August 5, 2020, we generated revenue of $135,000 from the sale of custom servers to a third party; however, we did not record any profit on the transaction. Until we generate increasing sales at a profitable margin, we will be reliant on Eagle to provide our financing. There can be no assurance that Eagle will continue to do so, and currently, we have no other sources of financing. We may attempt to raise capital in the near future through the sale of equity or through debt financing; however, there can be assurances we will be successful in doing so. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The accompanying unaudited financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-months following the date of these unaudited financial statements. We have incurred significant operating losses since inception. Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and are currently exploring sources of financing. Historically, we have raised capital through private offerings of debt and equity and officer loans to finance working capital needs. There can be no assurances that we will be able to continue to raise additional capital through the sale of common stock or other securities or obtain short-term loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Critical Accounting Estimates

Our unaudited financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these unaudited financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the unaudited financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 2, “Summary of Significant Accounting Policies,” to our unaudited financial statements contained herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, as of September 30, 2020, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020, to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and principal financial officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting

As a result of the change of control described in this Quarterly Report on 10-Q, there was a change in our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company and not required to include this disclosure in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)
None.

(b)
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Item 6.	Exhibits

Exhibit No.	Document

3.1	Amended and Restated Bylaws of Sollensys Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 11, 2020).

3.2
Certificate of Change to Articles of Incorporation, effective as of September 18, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 14, 2020).

3.3
Certificate of Correction filed with the Secretary of State of Nevada on October 8, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2020).

3.4
Certificate of Amendment filed with the Secretary of State of Nevada on October 8, 2020 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2020).

3.5
Certificate of Designations filed with the Secretary of State of Nevada on October 8, 2020 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2020.

3.6
Certificate of Withdrawal for Series A Preferred Stock Designation Filed October 14, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

3.7
Certificate of Amendment filed with the Secretary of State of Nevada on October 14, 2020 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.1
Reseller Agreement between the registrant and Eagle Lake Laboratories, Inc. dated August 20, 2020 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2020).

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

SOLLENSYS CORP

Dated: November 9, 2020	By:	/s/ Donald Beavers
Donald Beavers
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer