Form 10-KT
period 2020-12-31
SOLLENSYS CORP.
filed 2021-03-31
CIK 1519177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 31, 2020 to December 31, 2020.

Commission File Number 333-174581

SOLLENSYS CORP
(Exact name of registrant as specified in its charter)

Nevada	86-1226793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2475 Palm Bay Rd. NE, Suite 120 Palm Bay, FL	32905
(Address of principal executive offices)	(Zip Code)

(866) 438-7657
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

N/A
(Title of class)

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 based upon the closing sale price of the registrant’s common stock was $23,827,662 as computed by reference to the price at which the common equity was last sold, which was $5.695 on that date.

As of March 29, 2021, there were 99,354,547 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This transition report includes “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. When used in this transition report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “foresees,” “seeks,” “likely,” “may,” “might,” “will,” “should,” “goal,” “target” or “intends” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this transition report.

These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in this transition report.

All forward-looking statements attributable to us in this transition report apply only as of the date of this transition report and are expressly qualified in their entirety by the cautionary statements included in this transition report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

ii

PART I

ITEM 1. BUSINESS

In this transition report, unless the context indicates otherwise, the “Company,” “we,” “our,” “ours” or “us” refer to Sollensys Corp, a Nevada corporation, and Eagle Lake Laboratories, Inc. (“Eagle Lake”), its wholly owned subsidiary.

Overview

Eagle Lake was incorporated in the State of Florida on May 8, 2020. Eagle Lake offers advanced technology products for cybersecurity that ensure a clients’ data integrity through collection, storage, and transmission.

Change in Fiscal Year-End

On December 29, 2020, the Board of Directors of Sollensys Corp approved the change in our fiscal year end from March 31 to December 31. As required, the Company is filing this transition report on Form 10-K covering the transition period from March 31, 2020 to December 31, 2020.

Products and Services

Blockchain Archive Server

The Company’s primary product is the Blockchain Archive Server—a turn-key, off-the-shelf, blockchain solution that works with virtually any hardware and software combinations currently used in commerce, without the need to replace or eliminate any part of the client's data security that is being utilized.

The Blockchain Archive Server encrypts, fragments and distributes data across thousands of secure nodes every day, which makes it virtually impossible for hackers to compromise. Using blockchain technology, the Blockchain Archive Server maintains a redundant, secure and immutable backup of data. Redundant backups and the blockchain work together to assure not only the physical security of the database but also the integrity of the information held within.

Blockchain Archive Server protects client data from “ransomware”—malicious software that infects your computer and displays messages demanding a fee to be paid in order for your system to work again. Blockchain technology is a leading-edge tool for data security, providing an added layer of security against data loss due to all types of software specifically designed to disrupt, damage, or gain unauthorized access to a computer system (i.e., malware).

Uniquely, the Blockchain Archive Server is a turn-key solution that can stand alone or seamlessly integrate into an existing data infrastructure to quickly recover from a cyber-attack. The Blockchain Archive Server is a server that comes pre-loaded with the blockchain-powered cybersecurity software, which can be delivered, installed and integrated into a client’s computer systems with ease.

On August 18, 2020, the Blockchain Archive Server was publicly introduced and demonstrated at Florida Institute of Technology's CAMID Center to clients and distributors. The event was held to allow inspection of the working system that currently protects proprietary research data at the University Center for Advanced Manufacturing and Innovative Design. Complete installation and coordination with existing security systems was achieved in less than one week at the facility.

On September 15, 2020, the Blockchain Archive Server product won at TV Worldwide's CyberSecurity Shark Fest. The event was produced live by CyberSecurity TV on the TV Worldwide Network with remote interviewing and judging via a virtual platform. The contest was viewed by a worldwide audience of cyber security professionals seeking improved solutions for data protection. The Company also sponsored the event.

Regional Service Centers

In December 2020, we made our second product offering—the Regional Service Center—available on a limited test market basis. The Regional Service Center was added to our standard product line effective January 1, 2021. A Regional Service Center is a single unit system of 32 Blockchain Archive Servers capable of servicing up to 2,580 individual small accounts, and is marketed to existing IT service providers with established accounts. The Regional Service Center offers small businesses the same state of the art technology previously available only to large or very well-funded companies. We believe that smaller companies, and even certain individuals, will find the Regional Service Center affordable, paying only for the actual space they use.

In December 2020, we entered into Regional Service Center contracts representing an aggregate of $2.25 million in potential gross sales over the term of the five year contract. In connection with these contracts, we recorded an aggregate of $45,000 in revenue in December 2020.

Future Product and Service Offerings

In the future, we may decide to expand our product and service offerings outside of blockchain cybersecurity solutions, and develop science, technology, and engineering solutions for companies in fields such as aerospace, chemical engineering, defense and intelligence, but as of December 31, 2020, we focus exclusively on blockchain technology solutions for cybersecurity and data management. We focus on innovation and development of commercial blockchain applications that are either complementary to the Blockchain Archive Server or standalone products and services related to cybersecurity.

We are in the process of developing a new blockchain cybersecurity application—the “Argus Panoptes RFID System”—and is preparing to file related patent applications for the product. The Argus Panoptes RFID System is a developmental stage product that allows the Blockchain Archive Server to record data from radio-frequency identification (RFID) sensors. As of December 31, 2020, the Argus Panoptes RFID System is still under development, but we hope to launch before the end of 2021. We are preparing potential patents to be filed for the technology underlying the Argus Panoptes RFID System, which we believe to be unique.

Distribution

Sales Structure

The Blockchain Archive Server is now available across the United States and Canada through authorized distributors. Currently, Sollensys Corp is the only authorized distributor of the Blockchain Archive Server, pursuant to a Reseller Agreement between Eagle Lake and Sollensys entered into on August 20, 2020 (the “Reseller Agreement”).

Pursuant to the terms of the Reseller Agreement, Eagle Lake appointed Sollensys as a non-exclusive distributor of Eagle Lake’s products and services (which, as of December 31, 2020, consist solely of the Blockchain Archive Server). As a distributor for Eagle Lake, Sollensys has agreed to, among other things, use its best efforts to solicit orders from interested parties for Eagle Lake’s products and services, secure channel partners and distributors for Eagle Lake’s products and services, and to resell Eagle Lake’s products and services to for-profit organizations, non-profit-organizations, government entities, quasi-governmental agencies, and any other type of organizations in the United States and abroad. Sollensys also has the right to engage its own distributors for Eagle Lake’s products. For all sales, Sollensys is entitled to any profits generated on such sales, which is the difference between the cost of Sollensys to acquire the products and/or services from Eagle Lake to sell and the price at which Sollensys is ultimately able to sell those products and/or services to customers.

Delivery & Installation

The Blockchain Archive Server is a turn-key solution that can stand alone or seamlessly integrate into an existing data infrastructure to quickly recover from a cyber-attack. Delivery of the Blockchain Archive Server to a client is accomplished by delivering a server loaded with Eagle Lake’s blockchain cybersecurity software (i.e., the Blockchain Archive Server) to a client’s physical location where such client’s information technology (“IT”) systems infrastructure is accessible. Once physically delivered on-site, the Blockchain Archive Server is installed and integrated with the client’s existing IT system servers. The unit remains at the client’s location to run the software. Sollensys (or its authorized distributors) handles all delivery and installation of the Blockchain Server, and provides maintenance as needed.

Industry Overview and Market Opportunity

Cyberattacks have evolved from rudimentary malware into highly sophisticated, organized and large-scale attacks targeting consumers, governments, and a broad range of industries. According to a 2019 Year End Report published by RiskBased Security, during 2019, over 7,000 data breaches were reported, resulting in over 15 billion records being exposed, evidencing that companies have increasingly greater needs to protect themselves from increasing cyber-attacks. According to a June 2019 white paper published by International Data Corporation (“IDC”), 93% of organizations have been the victim of cyber-attacks within the past three years, and nearly half of organizations have suffered at least one unrecoverable data event within the past three years. One category of attacks is ransomware attacks, which have generated billions of dollars in payments to cybercriminals and inflicted significant damage and expenses for consumers, businesses and governments. According to a May 2020 report titled “The State of Ransomware 2020” published by Sophos, 59% of 500 organizations surveyed in the United States reported a ransomware attack, with a global average of 51% of companies having been victims of ransomware attacks in the last year. This report also stated that the average cost to rectify the impacts of a ransomware attack (considering downtime, human resources, device cost, network cost, ransom price, etc.) is $732,520 for organizations that do not pay the ransom, rising to $1,448,458 for organizations that do pay. An October 2020 article published by Security Magazine reported that data from 25,000 small-to-midsize organizations in the United States reveal ransomware as the top cyber insurance incident in the first half of the year, with the average ransomware demand increasing 100% from 2019 through the first quarter of 2020.

We believe these trends mean there is a significant need for products like the Blockchain Archive Server in the cybersecurity market. According to IDC, the addressable enterprise security market addressed by our solutions is expected to reach nearly $17.3 billion in 2020, growing at a CAGR of 6.9% through 2024. The “addressable enterprise security market” represents revenue from five markets (web security, security information and event management, network security, corporate endpoint, and data loss protection).

Competition

The market for cybersecurity solutions for organizations (i.e., enterprises, governments, etc.) is highly competitive and constantly evolving. Conditions in our market are prone to frequent and rapid changes in technology, customer requirements and preferences, and industry standards resulting in frequent new product and service offerings and improvements and the entrance of new market participants. As a result, we face a broad set of competitors.

We compete for cybersecurity budgets both with larger integration providers, such as Symantec (a division of Broadcom), Palo Alto Networks, Sophos, Microsoft, Trend Micro, and Sentinel One in the endpoint, networking, and cloud access security broker (“CASB”) space, as well as with point solutions focusing on a subset of the cybersecurity market. These competitors include Crowdstrike, Carbon Black (a division of VMware), Tanium, and Cylance (a division of BlackBerry) in the endpoint market, Netskope, and Bitglass in the CASB market, IBM and Cisco in network intrusion, Forcepoint, and Zscaler in the secure web gateways market, and IBM, Splunk, Micro Focus, Dell, and LogRhythm in the security operations market. Products and services differ depending on the organization, but are all considered part of the end user’s cybersecurity budget.

The principal competitive factors in the markets for our solutions include:

●
brand recognition and reputation;
●
breadth and integration of product offerings;
●
product features, reliability, performance, and effectiveness;
●
price and total cost of ownership;
●
strength and productivity of sales and marketing efforts;
●
quality of customer service; and
●
financial resources and stability.

We are not aware of any direct competitors with a product solution similar to the Blockchain Archive Server. Nonetheless, we face competition for budget allocations in all of the areas outlined above. We believe we compete favorably in a number of the above factors; however, we believe that our primary competitive advantage is the compatibility and ease of installation of our Blockchain Archive Server, which was designed as a turn-key solution that can stand alone or seamlessly integrate into an existing data infrastructure to quickly recover from a cyber-attack.

However, many of our current competitors and potential competitors have competitive advantages, such as more extensive operations, larger product development and strategic acquisition budgets, or greater financial, technical, sales, or marketing resources than we do. For additional information about the risks to our business related to competition, see the “Risk Factors” section of this transition report.

Customers, Sales and Marketing

We sell our products or services directly to customers. In addition, in the future, we may contract with third party distributors on an exclusive or non-exclusive basis to sell our products and services.

We have sold the Blockchain Archive Server to a number of different companies in a wide array of industries. Companies that have purchased the Blockchain Archive Server include SFTF, LLC, which operates five Ashley HomeStore Outlets in Jacksonville, Florida. Ashley HomeStore is the number one furniture and mattress retailer in America and the number one selling furniture store brand in the world. In addition, the Blockchain Archive Server has been purchased and installed for medical data protection at Ability Plus Therapy Inc., which operates a pediatric therapy center in Melbourne, Florida and at Island Direct Primary Care, a concierge medical service in Merritt Island, Florida. Both firms provide private health care and wellness services to individuals or companies. At these locations, a special version of the Blockchain Archive Server designed to meet the unique requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regarding patient/doctor confidentiality was delivered to these customers.

The Blockchain Archive Server is available across the United States and Canada. To date, most customers have been small-to-medium sized businesses. We are dependent on any of these individual customers.

Suppliers and Raw Materials

We purchase the servers used to make the Blockchain Archive Servers from third-party retailers, such as Amazon. We have not entered into any agreements with suppliers for any hardware or other raw materials.

Government Regulation

We are subject to compliance with a number of regulations, in the United States and internationally, in connection with the operation of our business. By virtue of the fact that our Blockchain Archive Server involves processing of personal information, we are subject to data protection and privacy laws and regulations, which are evolving and being tested in courts, which may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

A variety of data protection legislation apply in the U.S. at both the federal and state level, including new laws that may impact our operations. For example, in 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, with enforcement by the state attorney general beginning July 1, 2020. The CCPA defines “personal information” in a broad manner and generally requires companies that process personal information of California residents to make new disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties or sale of personal information, and provides a new cause of action for data breaches.

In 2016, the European Union (the “E.U.”) adopted the General Data Protection Regulation (“GDPR”), which took effect in 2018. The GDPR includes more stringent operational requirements on entities that receive or process personal data (as compared to existing E.U. law), along with significant penalties for non-compliance, more robust obligations on data processors and data controllers, greater rights for data subjects (potentially requiring significant changes to both our technology and operations), and heavier documentation requirements for data protection compliance programs. Similarly, there are a number of federal and state level legislative proposals in the U.S. that could impose new obligations on us. In addition, some countries are considering or have passed legislation implementing more onerous data protection requirements or requiring local storage and processing of data or other requirements that could increase the cost and complexity of delivering our services. Although our sales are currently focused on customers in the U.S. and Canada, we may expand into Europe in the future, and would then be subject to such laws.

Like other U.S.-based IT security products, our products are subject to U.S. export control laws and regulations, specifically the Export Administration Regulations (“EAR”), U.S. economic and trade sanctions regulations and applicable foreign government import, export and use requirements. Certain of our products may be subject to encryption controls under the EAR due to the nature of the product and its use or incorporation of encryption functionality. Under the encryption controls in the EAR, applicable products may only be exported outside of the U.S. with required export authorizations, such as a license, a license exception or other appropriate government authorizations. In addition to the restrictions under the EAR, U.S. export control laws and economic sanctions prohibit the export of products and services to countries, governments, entities or persons subject to U.S. embargoes or trade sanctions.

Intellectual Property

We filed an application for a trademark with the United States Patent and Trademark Office (“USPTO”) on July 14, 2020 under Application Serial No. 90051101 for the Word Mark “Blockchain Archive Server”. The trademark is currently pending registration by the USPTO.

We are in the process of preparing multiple patent applications related to our blockchain technology. We treat our unique technology as trade secrets and all software source code is obfuscated before being distributed. On August 12, 2020, we acquired the intellectual property rights to certain technology that we intend to utilize in connection with the Argus Panoptes RFID System.

Employees

As of December 31, 2020, we employ 14 full-time employees and no part-time employees. Approximately 5% of our workforce are independent contractors. We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with robust compensation and benefits, including salaries and health benefits, to help meet the needs of our employees.

We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes.

Corporate History

Organizational History of the Company and Eagle Lake

Sollensys Corp was formerly a development stage company, incorporated in Nevada on September 29, 2010, under the name Health Directory, Inc. The Company’s initial plans included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s efforts involved developing a business plan and establishing contacts and visibility in the marketplace. The Company did not, however, generate any revenues from these efforts.

Effective July 30, 2012, the holder of 3,000,000 shares, or approximately 79.8% of the Company’s then outstanding voting securities, executed a written consent approving an amendment to the Articles of Incorporation to change the Company’s name to Sollensys Corp, to increase the number of authorized shares of common stock to 1,500,000,000, increase the number of authorized preferred shares to 25,000,000, and to split each outstanding share of common stock into 131.69 shares of common stock.

Subsequently, beginning September 30, 2012, the Company went dormant.

On December 27, 2019, the Eighth Judicial District Court of Clark County, Nevada (the “Court”), pursuant to Case number A-19-805633-B appointed Custodian Ventures, LLC (“Custodian Ventures”) as the custodian of Sollensys Corp David Lazar, who controls Custodian Ventures, was subsequently named the only interim officer and director of the Company.

On June 16, 2020, Custodian Ventures filed a motion with the Court asking the Court to enter an order concluding and terminating the custodianship of the Company. On July 20, 2020, the Court entered an order terminating custodianship and barring non-asserted claims against the Company.

Effective August 5, 2020, Mr. Lazar, the interim Chief Executive Officer, President, Secretary, Treasurer, and sole director of the Company and the beneficial owner, through his ownership of Custodian Ventures of 19,000,000 shares of Series A preferred stock, representing 100% of the Company’s issued and outstanding shares of preferred stock, entered into a Stock Purchase Agreement (the “SPA”) by and among Eagle Lake, Sollensys Corp, and Custodian Ventures. Pursuant to the terms of the SPA, Eagle Lake agreed to purchase, and Custodian Ventures agreed to sell, 19,000,000 shares of the Company’s Series A preferred stock in exchange for payment by Eagle Lake to Custodian Ventures of $230,000 (collectively with the other transactions in the SPA, the “Stock Purchase”). The Stock Purchase closed on August 5, 2020. The shares of Series A preferred stock are convertible into shares of common stock at a rate of 50 shares of common stock per share of Series A preferred stock, and has voting power on an as-converted basis (voting with the common stock as one class), and thus represents 65.4% of the voting power of all shares of stock of the Company.

In connection with the closing of the Stock Purchase, on August 5, 2020, Mr. Lazar, the then-sole member of the Board of Directors (the “Board”) of the Company, pursuant to the power granted to the Board in the Company’s bylaws, increased the size of the Company’s Board to two members. Simultaneously, Mr. Lazar, as the sole Board member, appointed Donald Beavers as a director to fill the newly created Board vacancy. At the same time, Mr. Lazar appointed Mr. Beavers as Chief Executive Officer and Secretary of the Company.

Also on August 5, 2020, following Mr. Beaver’s appointment and effective on the closing of the Stock Purchase, Mr. Lazar resigned from any and all officer and director positions with the Company. Mr. Lazar’s resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On November 30, 2020, Sollensys Corp entered into a share exchange agreement (the “Share Exchange Agreement”) with (i) Eagle Lake, (ii) each of the shareholders of Eagle Lake (the “Eagle Lake Shareholders”) and (iii) Mr. Beavers as the representative of the Eagle Lake Shareholders (the “Shareholders’ Representative”).

Among other conditions to the closing of the transactions contemplated by the Share Exchange Agreement (the “SEA Closing”), pursuant to the terms of the Share Exchange Agreement, the parties agreed that Sollensys Corp would acquire 100% of Eagle Lake’s issued and outstanding capital stock, in exchange for the issuance to the Eagle Lake Shareholders of a number of shares of Sollensys Corp’s common stock to be determined at the SEA Closing.

The SEA Closing occurred on November 30, 2020. Pursuant to the terms of the Share Exchange Agreement, Sollensys Corp acquired from the Eagle Lake Shareholders 10,000,000 shares Eagle Lake’s common stock, no par value per share, representing 100% of the issued and outstanding capital stock of Eagle Lake, in exchange for the issuance to the Eagle Lake Shareholders of 95,000,000 shares of Sollensys common stock (the “Share Exchange”). At the time of the SEA Closing, Eagle Lake had 10,011,667 shares of its common stock issued and outstanding, which was 11,667 shares in excess of the number of shares of common stock authorized pursuant to Eagle Lake’s articles of incorporation. Such over-issued shares are void under Florida law and are not entitled to any rights of a stockholder of Eagle Lake. As such, the 10,000,000 shares of Eagle Lake common stock that Sollensys Corp acquired from the Eagle Lake Shareholders, represented 100% of the issued and outstanding capital stock of Eagle Lake of the presence of over-issued shares.

As a result of the Share Exchange, Eagle Lake became a wholly owned subsidiary of Sollensys Corp and the business of Eagle Lake became the business of Sollensys Corp.

The Share Exchange is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Share Exchange Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

Available Information

We maintain a website at www.sollensys.com. The information on the Company’s website is not incorporated herein by reference. The Company will make available, free of charge on its website, the most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.

The public may also read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains, free of charge, an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Investment in our securities involves a number of substantial risks. You should not invest in our securities unless you are able to bear the complete loss of your investment. In addition to the risks and investment considerations discussed elsewhere in this transition report on Form 10-K, the following factors should be carefully considered by anyone purchasing our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

Risks Related to Our Business and Industry

We are an early stage company with a limited operating history. Such limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

Eagle Lake was incorporated on May 8, 2020. We have limited experience and a limited operating history in which to assess our future prospects as a company. In addition, the market for our products and services is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the growth opportunities associated with them or recover our development costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance, and prospects.

We may fail to successfully execute our business plan.

Our shareholders may lose their entire investment if we fail to execute our business plan. Our prospects must be considered in light of the following risks and uncertainties, including but not limited to, competition, the erosion of ongoing revenue streams, the ability to retain experienced personnel and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to successfully execute our business plan, we may be forced to cease operations, in which case our shareholders may lose their entire investment.

The cybersecurity market is rapidly evolving and becoming increasingly competitive in response to continually evolving cybersecurity threats from a variety of increasingly sophisticated cyberattackers. If we fail to anticipate changing customer requirements or industry and market developments, or we fail to adapt our business model to keep pace with evolving market trends, our financial performance will suffer.

The cybersecurity market is characterized by continual changes in customer preferences and requirements, frequent and rapid technological developments and continually evolving market trends. We must continually address the challenges of dynamic, and accelerating market trends, such as the emergence of new cybersecurity threats, the continued decline in the sale of new personal computers, and the rise of mobility and cloud-based solutions, all of which make satisfying our customers’ diverse and evolving needs more challenging. In addition, many of our target enterprise customers operate in industries characterized by rapidly changing technologies and business plans, which require them to adapt quickly to increasingly complex cybersecurity requirements. We may be unable to develop new technologies to keep pace with evolving threats therefore fail to meet customer expectations, which could lead to our competitive position, business, and financial results being harmed.

The introduction of new products or services by competitors and market acceptance of products or services based on emerging or alternative technologies could each render our existing solutions obsolete or make it easier for other products or services to compete with our solutions. In addition, modern cyberattackers are skilled at adapting to new technologies and developing new methods of breaching customers. For example, ransomware attacks have increased in frequency and complexity, and the costs associated with successful ransomware attacks have increased. We must continuously work to ensure our solutions protect against the increased volume and complexity of the cybersecurity threat landscape, or our business could suffer.

We cannot be sure that we will accurately predict how the cybersecurity markets in which we compete or intend to compete will evolve. Failure on our part to anticipate changes in our markets and to develop solutions and enhancements that meet the demands of those markets will significantly impair our business, financial condition, results of operations, and cash flows.

We operate in a highly competitive environment, and we expect competitive pressures to increase in the future, which could cause us to lose market share.

The markets for our solutions are highly competitive, and we expect both the requirements and pricing competition to increase, particularly given the increasingly sophisticated attacks, changing customer preferences and requirements, current economic pressures, and market consolidation. Competitive pressures in these markets may result in price reductions, reduced margins, loss of market share and inability to gain market share, and a decline in sales, any one of which could seriously impact our business, financial condition, results of operations, and cash flows.

Our business depends substantially on our ability to retain customers, through continued quality service and/or new product offerings. If we are unable to retain our customers or to expand our product offerings, our future results of operations will be harmed.

While we receive revenues from the sale of the Blockchain Archive Server software and hardware “units”, or secondary revenue stream comes from the annual maintenance fees associated with each “unit” that a customer purchases. Such fees, over time, will eclipse the revenues that we receive from the initial sale of our products, and therefore customer retention is important to our Company.

Retention rates may decline or fluctuate as a result of a number of factors, including but not limited to the level of our customers’ satisfaction or dissatisfaction with our solutions, our prices and the prices of competing products or services, new technologies, changes in our customers’ spending levels, and changes in how our customers perceive the cybersecurity threats. Any of the above factors could lead to a loss of customers, which would have negative impact on our financial condition and operating results. Further, our customers have no obligation to renew their contracts with us upon their expiration, which increases the risk that we may suffer from customer attrition.

Further, while it is important that we retain existing customers, it is also important that our customers expand their use of our solutions. Our ability improve our results of operations partly depends on our ability to increase sales of and cross-sell new solutions to existing customers. At present, we do not have any other product offerings apart from the Blockchain Archive Server to offer to our existing customers. Any new products that we develop to offer to customers are therefore untested, and may be unsuccessful. Our failure to sell additional solutions to our existing and new customers could adversely affect our ability to grow our business.

We may need to change our pricing models to compete successfully.

The intense competition we face in the cybersecurity market, in addition to general economic and business conditions (including the economic downturn resulting from the COVID-19 pandemic), can result in downward pressure on the prices of our solutions. If our competitors offer significant discounts on competing products or services, or develop products or services that our customers believe are more valuable or cost-effective, we may be required to decrease our prices or offer other sales incentives in order to compete successfully. Additionally, if we increase prices for our solutions, demand for our solutions could decline as customers adopt less expensive competing products and our market share could suffer. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenues could decrease.

Our solutions may have defects, errors, or vulnerabilities, and may fail to detect, prevent, or block cyberattacks, which our reputation and our brand could suffer, which would adversely impact our business, financial condition, results of operations, and cash flows.

Cybersecurity is a complex area of operation. The Blockchain Archive Server and/or future products may contain design defects, vulnerabilities, or errors that are not yet detected. Such defects of our solutions could cause our solutions to be vulnerable to cybersecurity attacks, cause them to fail to perform the intended operation, or temporarily interrupt the operations of our customers. In addition, since the techniques used by adversaries change frequently and generally are not recognized until widely applied, there is a risk that our solutions would not be able to address certain attacks. Moreover, our solutions and infrastructure technology systems could be targeted by bad actors and attacks specifically designed to disrupt our business and undermine the perception that our solutions are capable of providing their intended benefits, which, in turn, could have a serious impact on our reputation.

The failure, perceived or real, of any of our solutions to detect or prevent malware, viruses, worms, or similar threats for any number of reasons, including our failure to enhance and expand our solutions to reflect market trends and new attack methods, new technologies and new operating environments, the complexity of our customers’ environment and the sophistication and coordination of threat actors launching malware, ransomware, viruses, intrusion devices, and other threats could cause our reputation and business could be harmed.

We may also incur significant costs and operational consequences of investigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other incidents, as well as the costs to comply with any notification obligations resulting from any security incidents.

Our investments in new or enhanced solutions may not yield the benefits we anticipate.

The success of our business depends on our ability to develop new technologies and solutions, to anticipate future customer requirements and applicable industry standards, and to respond to the changing needs of our customers, competitive technological developments, and industry changes. We currently only have two products. We will need to continue to develop products and services in order to grow, or even maintain, our current levels of operations.

The process of developing new technologies is time consuming, complex, and uncertain, and requires the commitment of significant resources well in advance of being able to fully determine market requirements and industry standards. Furthermore, we may not be able to timely execute new technical product or solution initiatives for a variety of reasons such as errors in planning or timing, technical difficulties that we cannot timely resolve, or a lack of appropriate resources. Complex solutions like ours may contain undetected errors or compatibility problems, particularly when first released, which could delay or adversely impact market acceptance. We may also experience delays or unforeseen costs related to integrating products we acquire with products we develop, because we may be unfamiliar with errors or compatibility issues of products we did not develop ourselves. Any of these development challenges, or the failure to appropriately adjust our go-to-market strategy to accommodate new offerings, may result in delays in the commercial release of new solutions or may cause us to terminate development of new solutions prior to commercial release. Any such challenges could result in competitors bringing products or services to market before we do and a related decrease in our market segment share and net revenue. Our inability to introduce new solutions and enhancements in a timely and cost-effective manner, or the failure of these new solutions or enhancements to achieve market acceptance and comply with industry standards and governmental regulation, could seriously harm our business, financial condition, results of operations, and cash flows.

If we are unable to attract, train, motivate, and retain senior management and other qualified personnel, our business could suffer.

Our success depends in large part on our ability to attract and retain senior management personnel, as well as technically qualified and highly skilled sales, consulting, technical, finance, and marketing personnel. It could be difficult, time consuming, and expensive to identify, recruit, and onboard any key management member or other critical personnel. Competition for highly skilled personnel is often intense, particularly in the markets in which we operate, including Silicon Valley. If we are unable to attract and retain qualified individuals, our ability to compete in the markets for our products could be adversely affected, which would have a negative impact on our business and financial results. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, including key employees obtained through our acquisitions, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all.

Changes in management or other critical personnel may be disruptive to our business and might also result in our loss of unique skills, loss of knowledge about our business, and may result in the departure of other existing employees, customers or partners. We have experienced recent turnover in our senior management team, and further turnover in the future could adversely affect our business.

We operate in an industry with an overall shortage of skilled and experienced talent that generally experiences high employee attrition. We have experienced significant turnover over the last few years and expect that may continue. The loss of one or more of our key employees could seriously harm our business. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition, results of operations, and cash flows could be harmed.

Effective succession planning is also important to the long-term success of our business. If we fail to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. The loss of senior management or any ineffective transitions in management, especially in our sales organization, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, results of operations, and cash flows.

If we are unable to increase sales of our solutions to new customers, our future results of operations may be harmed.

An important part of our growth strategy involves continued investment in direct marketing efforts, distributor relationships, our sales force, and infrastructure to add new customers. The number and rate at which new customers may purchase our products and services depends on a number of factors, including those outside of our control, such as customers’ perceived need for our solutions, competition, general economic conditions, market transitions, product obsolescence, technological change, shifts in buying patterns, the timing and duration of hardware refresh cycles, financial difficulties and budget constraints of our current and potential customers, public awareness of security threats to IT systems, and other factors. These new customers, if any, may renew their contracts with us and purchase additional solutions at lower rates than we have experienced in the past, which could affect our financial results.

Our ability to maintain customer satisfaction depends in part on the quality of our technical support services, and increased demands on those services may adversely affect our relationships with our customers and negatively impact our financial results.

We offer technical support services with many of our solutions. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors or to successfully integrate support for our customers. Further customer demand for these services, without corresponding revenue, could increase costs and adversely affect our results of operations.

If we fail to provide at an acceptable level of customer service, relationships with our customers could be materially harmed.

We rely on third-party manufacturers to manufacture and produce hardware used as part of our products, which subjects us to supply risks.

We rely on third parties to manufacture the hardware-portion of our Blockchain Archive Server. This reliance on third parties involves a number of risks that could have a negative impact on our business and financial results. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing, and transportation risk. If we lose, terminate, or fail to effectively manage our manufacturing partner relationships, or if any of our manufacturing partners experience production interruptions or shut-downs, including those caused by a natural disaster, epidemic, pandemic (such as the COVID-19 pandemic), capacity shortage, or quality-control problem, it would negatively affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business and results of operations.

Our failure to adequately maintain and protect personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.

We collect, use, store, disclose, or transfer (collectively, “process”) personal information, including from employees and customers, in connection with the operation of our business. A wide variety of local and international laws and regulations apply to the processing of personal information. Data protection and privacy laws and regulations are evolving and being tested in courts and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

A variety of data protection legislation apply in the U.S. at both the federal and state level, including new laws that may impact our operations. For example, in 2018, the State of California enacted the CCPA, which went into effect on January 1, 2020, with enforcement by the state attorney general beginning July 1, 2020. The CCPA defines “personal information” in a broad manner and generally requires companies that process personal information of California residents to make new disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties or sale of personal information, and provides a new cause of action for data breaches. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters in November 2020, significantly modifying the CCPA, and potentially resulting in further uncertainty and requiring us to incur additional expenditures to comply. Additionally, the Federal Trade Commission, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that have been or may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditures in order to comply.

Our actual or alleged failure to comply with any applicable laws and regulations or privacy-related contractual obligations, or to protect such data that we process, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers, and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position, and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Evolving and changing definitions of personal information, personal data, and similar concepts within the U.S., Canada, and elsewhere, especially relating to classification of IP addresses, device identifiers, location data, household data, and other information we may collect, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our products by existing and potential customers.

Our products are currently being used by medical facilities, which subjects us to increased compliance obligations with certain regulations.

The Blockchain Archive Server has been sold to medical facilities. For medical facilities, our Blockchain Archive Server must be compliant with HIPPA and its implementing regulations, establish privacy and security standards that limit the use and disclosure of Protected Health Information (“PHI”) and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. The Health Information Technology for Economic and Clinical Health Act (“HITECH”) which became effective on February 17, 2010, and an implementing regulation known as the Omnibus Final Rule, which became effective on September 23, 2013, significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH and the Omnibus Final Rule make HIPAA’s privacy and security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” to our customers and thus are directly subject to HIPAA’s privacy and security standards. If we do not comply with these standards and regulations, we could be subject to liabilities, penalties, and fines.

Since inception, we have experienced losses, and may have to further reduce our costs by curtailing future operations to continue as a business.

Since our inception on May 8, 2020, we have had operating losses and our cash flow has been inadequate to support our ongoing operations. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain interest in our products and services and continue growing our existing operations and our ability to raise funds as needed. If we cannot continue to generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

Our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $2,828,132 for the period ended December 31, 2020. These factors among others raise substantial doubt about our ability to continue as a going concern. While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Further, as of December 31, 2020, we had a working capital surplus of $120,347 and an accumulated deficit of $3,422,078. Our ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations.

The Company may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

The ability of our Chief Executive Officer, Donald Beavers, to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Mr. Beavers, our Chief Executive Officer and our largest stockholder, holds 17.07% of the voting power of our company. Because of this voting control, he is in a position to influence membership of our board of directors, as well as all other matters requiring stockholder approval. The interests of our Chief Executive Officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority shareholders have no way of overriding decisions made by our Chief Executive Officer.

We rely on technology, such as our information systems, to conduct our business. Failure to protect our technology against breakdowns and security breaches could adversely affect our business.

We rely on technology, such as our information systems and servers, to conduct our business. This technology is vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners and vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states and others. The techniques used to breach security safeguards evolve rapidly, and they may be difficult to detect for an extended period of time, and the measures we take to safeguard our technology may not adequately prevent such incidents.

While we have taken steps to protect our confidential and personal information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information. Such incidents could adversely affect our business operations, reputation and client relationships. Any such breach would require us to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including the payment of fines. Although we maintain an insurance policy that covers data security, privacy liability and cyber-attacks, our insurance may not be adequate to cover losses arising from breaches or attacks on our systems. We also may be required to notify regulators about any actual or perceived personal data breach as well as the individuals who are affected by the incident within strict time periods.

The commercial success of our products is dependent, in part, on factors outside our control.

The commercial success of our products is dependent upon unpredictable and volatile factors beyond our control, such as the success of our competitors’ products. Our failure to attract market acceptance and a sustainable competitive advantage over our competitors would materially harm our business.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If the Company is unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

The COVID-19 pandemic has affected how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and foreign governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. To protect the health and well-being of our employees, partners, and third-party service providers, we have implemented work-from-home requirements, made substantial modifications to employee travel policies, and cancelled or shifted marketing and other corporate events to virtual-only formats for the foreseeable future. While we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, the COVID-19 pandemic has disrupted the operations of our current enterprise customers, as well as many of potential enterprise customers, and may continue to disrupt their operations, for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets, or other harm to their businesses and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which could negatively impact our business and results of operations, including our revenue and cash flows.

Beginning in March 2020, the U.S. and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of the COVID-19 pandemic. These factors also may adversely impact enterprise and government spending on technology as well as such customers’ ability to pay for our products and services on an ongoing basis. For example, some businesses in industries particularly impacted by the COVID-19 pandemic, such as travel, hospitality, retail, and oil and gas, have significantly cut or eliminated capital expenditures at this time. A prolonged economic downturn could adversely affect technology spending, demand for our offerings, which could have a negative impact on our financial condition, results of operations and cash flows. Any resulting instability in the financial markets could also adversely affect the value of our Common Stock, our ability to refinance our indebtedness, and our access to capital.

The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the severity and transmission rate of the disease, the actions of governments, businesses and individuals in response to the pandemic, the extent and effectiveness of containment actions, the impact on economic activity and the impact of these and other factors on our employees, partners, and third-party service providers. These uncertainties may increase variability in our future results of operations and adversely impact our ability to accurately forecast changes in our business performance and financial condition in future periods. If we are not able to respond to and manage the impact of such events effectively or if global economic conditions do not improve, or deteriorate further, our business, financial condition, results of operations, and cash flows could be adversely affected.

Economic conditions or changing consumer preferences could adversely impact our business.

A downturn in economic conditions in one or more of the Company’s markets could have a material adverse effect on our results of operations, financial condition, business and prospects. Although we attempt to stay informed of government and customer trends, any sustained failure to identify and respond to trends could have a material adverse effect on our results of operations, financial condition, business and prospects.

The requirements of remaining a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

Our intellectual property rights are valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.

The Blockchain Archive Server technology and name are important products to our business. We do not hold any patents or trademarks protecting our intellectual property. While we have filed both a patent and a trademark application for the Blockchain Archive Server, there is no guarantee that these applications will result in the requested trademark and patent being issued to us. Without such protections, our technology is more vulnerable to being copied and used by competitors. Various events outside of our control pose a threat to our intellectual property rights as well as to our business. Regardless of the merits of the claims, any intellectual property claims could be time-consuming and expensive to litigate or settle. In addition, if any claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our practices that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses or may not be available to us at all. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Risks Related to Our Common Stock

Our common stock currently trades on the Pink tier of OTC Markets and is labeled as a “shell risk.”

Our common stock currently trades on the Pink tier of OTC Market Group LLC’s Marketplace under the symbol “SOLS” and the Company is currently labeled as a “Shell Risk” at this time. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as Rule 144, a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be six months for the common stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

As a result of the Share Exchange, we ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act.

While we believe that as a result of the Share Exchange, we ceased to be a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 might take a different view.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i)
the issuer of the securities that was formerly a shell company has ceased to be a shell company,

(ii)
the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

(iii)
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv)
at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

Although we previously filed Form 10 Information with the SEC, shareholders who receive our restricted securities will not be able to sell them pursuant to Rule 144 without registration until we have met the other conditions to this exception and then for only as long as we continue to meet the condition described in subparagraph (iii), above, and we are not a shell company. No assurance can be given that we will meet these conditions or that, if we have met them, we will continue to do so, or that we will not again be a shell company.

Our common stock constitutes restricted securities and is subject to limited transferability.

All of our common stock, should be considered a long-term, illiquid investment. In addition, our common stock is not registered under any state securities laws that would permit its transfer. Because of these restrictions and the absence of an active trading market for our securities, a shareholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

Our common stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for early stage companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock, if a trading market for our stock ever develops. If our shareholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●
variations in our quarterly operating results,
●
changes in general economic conditions,
●
changes in market valuations of similar companies,
●
announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments,
●
poor reviews;
●
loss of a major customer, partner or joint venture participant; and
●
the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market price or value of our common stock, regardless of our actual operating performance. As a result, shareholders may be unable to sell their shares, or may be forced to sell them at a loss.

Our common stock is subject to the application of the “penny stock” rules which could adversely affect the market price of our common stock and increase transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●
that a broker or dealer approve a person’s account for transactions in penny stocks, and
●
the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●
obtain financial information and investment experience objectives of the person, and
●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●
sets forth the basis on which the broker or dealer made the suitability determination and
●
that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common stock is particularly volatile which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, or at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, or if our common stock will ever be able to trade, or as to what effect the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

The sale and issuance of additional shares of our common stock could cause dilution as well as the value of our common stock to decline.

Investors’ interests in us will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 300,000,000 shares of common stock. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our common stock could seriously decline in value.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.  If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act.  Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 2475 Palm Bay Road NE Palm Bay, Florida 32905. We lease in three separate suites:

●
Suite #120, which is approximately 3,100 square feet of office space, and a lease term that expires on January 1, 2023
●
Suite #7, which is approximately 1,885 square feet of office space, and has a lease term that expires on February 28, 2026
●
Suite #2, which is approximately 2,007 square feet of office space, and has a lease term that expires on August 1, 2025.

Terms of the office leases provide for an aggregate base rent payment of $8,438 per month. We believe that these facilities are adequate to support our existing operations and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink tier of the OTC Markets Group under the symbol, “SOLS.” The OTC Market is a computer network that provides information on current “bids” and “asks,” as well as volume information.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On December 29, 2020, the Board of Directors of Sollensys Corp approved the change in our fiscal year end from March 31 to December 31.

	Bid Prices
	High	Low
2021
First Quarter (January 1 – March 31) (1)	$8.90	$3.00

2020
First Quarter (January 1 – March 31)	$7.68	$2.69
Second Quarter (April 1 – June 30)	$8.64	$2.44
Third Quarter (July 1 – September 30)	$51.62	$0.52
Fourth Quarter (October 1 – December 31)	$26.00	$3.73

2019

First Quarter (January 1 – March 31)	$1.00	$0.57
Second Quarter (April 1 – June 30)	$3.88	$0.54
Third Quarter (July 1 – September 30)	$2.30	$0.79
Fourth Quarter (October 1 – December 31)	$10.22	$0.86

(1)
Reflects transactions through March 30, 2021.

Holders

On March 30, 2021, the closing bid price of our common stock as reported on the OTC Pink was $5.49 and there were approximately 264 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not declared any dividends since inception and we do not anticipate paying any dividends in the foreseeable future on our common stock. The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On November 30, 2020, we consummated the Share Exchange, whereby 95,142,857 shares of our common stock were issued to the Eagle Lake Shareholders.

We believe that the issuance of the foregoing securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sollensys Corp was formerly a development stage company, incorporated in Nevada on September 29, 2010, under the name Health Directory, Inc. Sollensys’ initial plans included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of Sollensys’ efforts involved developing a business plan and establishing contacts and visibility in the marketplace. Sollensys did not, however, generate any revenues from these efforts.

Effective July 30, 2012, the holder of 3,000,000 shares, or approximately 79.8% of Sollensys’ then outstanding voting securities, executed a written consent in accordance with Section 78.320 of the Nevada Revised Statutes approving an amendment to the Articles of Incorporation to change Sollensys’ name to Sollensys, increase the number of authorized shares of Common Stock to 1,500,000,000, increase the number of authorized preferred shares of Sollensys, par value $0.001 (the “Preferred Stock”) to 25,000,000, and to split each outstanding share of Common Stock into 131.69 shares of Common Stock.

Subsequently, beginning September 30, 2012, Sollensys went dormant.

On December 27, 2019, the Eighth Judicial District Court of Clark County, Nevada (the “Court”), pursuant to Case number A-19-805633-B appointed Custodian Ventures, LLC (“Custodian Ventures”) as the custodian of Sollensys David Lazar, who controls Custodian Ventures was subsequently named the only interim officer and director of Sollensys.

On June 16, 2020, Custodian Ventures filed a motion with the Court asking the Court to enter an order concluding and terminating the custodianship of Sollensys. On July 20, 2020, the Court entered an order terminating custodianship and barring non-asserted claims against Sollensys.

Effective August 5, 2020, David Lazar, the interim Chief Executive Officer, President, Secretary, Treasurer, and sole director of Sollensys and the beneficial owner, through his ownership of Custodian Ventures of 19,000,000 shares of Series A Preferred Stock, representing 100% of Sollensys’ issued and outstanding shares of preferred stock, entered into a Stock Purchase Agreement by and among Eagle Lake, Sollensys, and Custodian Ventures. The Stock Purchase Agreement is referred to herein as the “SPA.” Pursuant to the terms of the SPA, Eagle Lake agreed to purchase, and Custodian Ventures agreed to sell, 19,000,000 shares of Sollensys’ Series A Preferred Stock in exchange for payment by Eagle Lake to Custodian Ventures of $230,000 (collectively with the other transactions in the SPA, the “Stock Purchase”). The Stock Purchase closed on August 5, 2020. The shares of Series A Preferred Stock, par value $0.001 per share, of Sollensys are convertible into shares of Common Stock of Sollensys at a rate of 50 shares of Common Stock per share of Series A Preferred Stock, and has voting power on an as-converted basis (voting with the Common Stock as one class) and thus represents 65.4% of the voting power of all shares of stock of Sollensys.

In connection with the closing of the Stock Purchase, on August 5, 2020, Mr. Lazar, the then-sole member of the Board of Directors (the “Board”) of Sollensys, pursuant to the power granted to the Board in Sollensys’ bylaws, increased the size of Sollensys’ Board to two members. Simultaneously, Mr. Lazar, as the sole Board member, appointed Donald Beavers as a director to fill the newly created Board vacancy. At the same time, Mr. Lazar appointed Donald Beavers as Chief Executive Officer and Secretary of Sollensys.

Also on August 5, 2020, following the above officer and director appointments and effective on the closing of the Stock Purchase, Mr. Lazar resigned from any and all officer and director positions with Sollensys. Mr. Lazar’s resignation is not the result of a disagreement with Sollensys on any matter relating to Sollensys’ operations, policies, or practices.

On November 30, 2020, pursuant to the Closing of the Share Exchange Agreement, Sollensys acquired Eagle Lake, and Eagle Lake thereafter became a wholly owned subsidiary of Sollensys, and the business of Eagle Lake became the business of the Company going forward. At the time of the Closing, Eagle Lake had 10,011,667 shares of its common stock issued and outstanding, which is 11,667 shares in excess of the number of shares of common stock authorized pursuant to Eagle Lake’s Articles of Incorporation. Such over-issued shares are void under Florida law and are not entitled to any rights of a stockholder of Eagle Lake. As such, the 10,000,000 shares of Eagle Lake common stock that the Company acquired from the Eagle Lake Shareholders, represented 100% of the issued and outstanding capital stock of Eagle Lake of the presence of over-issued shares.

Eagle Lake Laboratories, Inc. was incorporated in the State of Florida on May 8, 2020. Eagle Lake offers advanced technology products for cybersecurity that ensure a clients’ data integrity through collection, storage, and transmission.

Results of Operations Nine Months ended December 31, 2020 compared to the Twelve Months Ended March 31, 2020

Revenue

Revenue for the period ended December 31, 2020 was $180,000 compared to zero for the period ended March 31, 2020. The revenue of $135,000 was recorded from the sale of three Blockchain Archive Servers. Additionally, in December 2020, we entered into Regional Service Center contracts representing an aggregate of $2.25 million in potential gross sales over the term of the five year contract. In connection with these contracts, we recorded an aggregate of $45,000 in revenue in December 2020.

Gross Profit

The Company’s gross profit on revenue was $150,000 for the period ended December 31, 2020 compared to $-0- due to no revenue, for the period ended March 31, 2020.

Operating Expenses

Operating expenses for the period ended December 31, 2020 were $3,063,903 compared to $26,100 during the same period ended March 31, 2020. Operating expenses in the December 31, 2020 period include a one-time non-cash charge of $1,900,000 for stock-based compensation relating to the issuance of preferred stock. Excluding this charge operating expenses were $1,163,903 for the period ended December 31, 2020. The primary component of operating expenses for the period ended December 31, 2020 are approximately, $70,000 in marketing and advertising expense, $49,000 in insurance costs, $430,000 in legal and professional services, $286,000 in salaries and wages, $67,000 in rent expense and $20,000 for software licensing fees.

Net Loss

As a result of the foregoing, the Company had net losses of $2,828,132 and $26,100 for the periods ended December 31, 2020 and March 31, 2020 respectively.

Liquidity and Capital Resources

As of December 31, 2020 we had $129,624 cash and cash equivalents. Net cash used in operating activities was $910,926 for the period ended December 31, 2020 compared to $26,100 for the period ended March 31, 2020.

Net cash from financing activities was $1,040,550 for the period ended December 31, 2020 This was primarily attributable to the sale of 646,167 shares of Eagle Lake’s common stock for $945,550 in proceeds pursuant to an offering pursuant to 506(b) of Regulation D conducted by Eagle Lake that commenced in March 2020, and $94,500 from sale of 27,000 shares of common stock.

We may have ongoing needs for working capital to fund operations and to continue to expand our operations. To that end, we would be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-13 comprising a portion of this transition report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included below, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness as of December 31, 2020:

1.
Lack of segregation of duties and multiple level of review due to limited accounting personal.
2.
Lack of formal documentation surrounding internal controls.
3.
Lack of controls over proper maintenance of records.

Because of these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

To remediate our internal control weaknesses, management intends to implement the following measures:

●
Add sufficient accounting personnel or outside consultants to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●
Upon the hiring of additional accounting personnel or outside consultants, develop and maintain adequate written accounting policies and procedures.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position
Donald Beavers	56	Chief Executive Officer, Secretary and Director
Anthony Motto	62	Chief Operating Officer
Anthony Nolte	57	Director
Stamatlos Hadoulias	69	Director

Donald Beavers. Mr. Beavers is our Chief Executive Officer, Secretary, and a Director Donald Beavers is the founder and President of Probability and Statistics, Inc., a math and science company headquartered in Florida’s Space Coast. Founded in 2017, Probability and Statistics, Inc. develops integrated solutions powered by the latest technologies in blockchain development, artificial intelligence, additive manufacturing, multi-physics computations & specialized software application development for the public sector and private industry. Under Mr. Beavers’ leadership, the company has grown to 16 employees since its inception, has been awarded government contracts, and has received awards and certifications including a spot in GrowFL’s “Company to Watch” list in 2019. Prior to founding Probability and Statistics, Donald Beavers was the Education Director at SpaceCoast FabLab from 2015 to 2017. SpaceCoast FabLab is a learning center affiliated with MIT’s Center for Bits and Atoms. Mr. Beavers also founded Eagle Lake in May 2020. A database programmer by trade, Mr. Beavers has 20 years of experience rescuing high-profile databases around the world, and brings a wealth of technical and business experience to the Company.

Anthony Motto. Mr. Motto is our Chief Operating Officer. Since 2014, Mr. Motto has also served as VMware Global Staff Technical Account Manager for the Walt Disney Company. In this role, Mr. Motto was responsible for helping Disney align business goals with IT strategy and maximizing the return on investment on their VMware software investment.

Anthony Nolte. Mr. Nolte joined the Company as a Director in November 2020. Mr. Nolte has 30 years of experience in both the finance and legal disciplines to help companies grow and founders reach their goals. From 1989 to 2017, Mr. Nolte held a number of senior positions at Shell Oil Company, where he structured business deals, oversaw corporate consolidation teams, and provided financial planning, analysis, and risk management services. His experience includes working with CPG, SaaS, subscription retail, manufacturing and service companies, and over 20 years with Shell in a wide variety of finance and legal roles. From 2018 to 2019, Mr. Nolte served as the Head of Finance, Treasurer, Secretary and Corporate Counsel to NBGHome, a private equity-owned manufacturer, distributor and importer/exporter of consumer goods. From 2019 to present, Mr. Nolte has been the Chief Financial Officer and General Counsel of Open Mortgage, LLC, a multi-channel mortgage lender that serves thousands of clients annually.

Mr. Nolte’s brings experience to the Company from holding a number of positions in his career, including CFO, Treasurer, Controller, FP&A Manager, M&A Consultant and Attorney. His capital optimization experience includes cash management, general debt financing, factoring, asset backed loans, revolvers, commercial paper programs and other forms of raising money. Along with his capital markets knowledge, he has expertise in business plan generation, forecasting, accounting and financial planning and analysis.

Mr. Nolte holds a JD (Magna Cum Laude) from South Texas College of Law, an MBA (Finance) from Eastern Kentucky and a BBA (Industrial Administration) from the University of Kentucky. He also completed the Shell Executive Leadership Program at Wharton Business School.

Stamatlos (Tom) Hadoulias. Mr. Hadoulias joined the Company as an independent Director in November 2020. Mr. Hadoulias has 34 years of experience working in defense aeronautics and space systems. He was a Design Engineer with Rockwell International until 1987, and was a Reliability and Material Review Engineer with Lockheed, United
Space Alliance and NASA until 1996. From there, he went on to be a Quality and Reliability Engineer at Kennedy Space Center, until he retired in 2005.

Currently, Mr. Hadoulias serves as the Director of Inductive Engineering Technology (IET), a collective of professional engineers and programs managers that have come together to develop a wide range of energy efficient products for residential commercial or industrial applications utilizing IET’s patented technology. The members of IET conceptualize and design heating products for an energy efficient world using the performance of our magnetic induction technology. Mr. Hadoulias joined IET in 2016.

Mr. Hadoulias studied Aircraft Systems at George T. Baker Aviation School where he received his Airframe and Power Plant Certification. He also studied engineering at the University of Miami and received his BSME from Northrup Institute of Technology, Inglewood California. He is a certified in material review as a Quality and Reliability Engineer.

Mr. Hadoulias also served in the US Army as a communications and intelligence operator during the Vietnam era and is a veteran of Southeast Asia during the early 1970s.

Advisory Board

The Company has an Advisory Board consisting of eight members with expertise in finance, software, manufacturing, and sales that provide guidance to the Company in these areas.

Committees

We do not have a standing audit, compensation or nominating committee. Rather, our full board of directors performs the functions of these committees. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Independence

We have one independent director (Mr. Hadoulias), as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. Our securities are not listed on any exchange that has director independence requirements.

Code of Ethics

We have adopted a written code of ethics, which outlines the principles of legal and ethical business conduct under which we do business. The code of ethics is applicable to all of our directors, officers and employees and is available on our corporate website, www.sollensys.com. We intend to disclose any amendments to our code of ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No executive officer, member of the board of directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

ITEM 11. EXECUTIVE COMPENSATION

2020 Summary Compensation Table

The following table summarizes all compensation recorded by us in the past two fiscal years for each of our executive officers. For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total ($)
Donald Beavers,	2020	$ 105,000	-	-	-	-	-	$ 105,000
Chief Executive Officer	2019	$ 105,000	-	-	-	-	-	$ 105,000
Anthony Motto,	2020	$ 100,000	-	-	-	-	-	$ 100,000
Chief Operating Officer	2019	$ 100,000	-	-	-	-	-	$ 100,000

Employment Agreements

We are not currently a party to any employment agreements with any of our executive officers.

Outstanding Equity Awards at Fiscal Year-End

None of the named executive officers had any outstanding equity awards at the 2020 fiscal year-end.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers.

Director Compensation

Historically, our directors have not received compensation for their services, and we have no plans to compensate directors in the near future.

Executive Compensation Philosophy

Our Board determines the compensation given to our executive officers in their sole determination. Our Board reserves the right to pay our executives or any future executives a salary, and/or issue them shares of stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board reserves the right to grant performance base stock options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board has not, but may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue and profits we are able to generate each month, both of which are a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2020, by:

●
Each director and each of our Named Executive Officers,
●
All executive officers and directors as a group, and
●
Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

As of December 31, 2020, there were 99,354,547 shares of our common stock outstanding.

Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o Sollensys Corp, 2475 Palm Bay Rd. NE, Suite 120, Palm Bay, FL 32905. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all membership interests that they beneficially own, subject to applicable community property laws. The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Named Executive Officers and Directors:
Donald Beavers	16,978,498	17.1%
Anthony Nolte	165,244	*
Anthony Motto	3,578,494	3.6%
Stamatlos Hadoulias	--	--
All executive officers and directors as a group	20,722,236	20.9%

Other 5% Stockholders: NONE

*	Less than 1%.
(1)	Based on 99,354,547 shares of our common stock issued and outstanding as of December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2019 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

The related party loan balance as of December 31, 2020, and March 31, 2020, was $-0- and $26,100, respectively. The $26,100 was used to pay the operating expenses of the Company and were funded by the Company’s Court-appointed custodian, Custodian Ventures, LLC managed by David Lazar in the form of interest-free demand loans. Additional expenses of $20,843 were paid on behalf of the Company by David Lazar during the six months ended September 30, 2020. In connection with the August 5, 2020 change of control, the aggregate amount of $46,943 due to Mr. Lazar was forgiven and recognized as a capital contribution to the Company.

Related Party Transactions of Sollensys Corp

Share Exchange Agreement

On November 30, 2020, Sollensys Corp entered the Share Exchange Agreement with Eagle Lake, each of the Eagle Lake Shareholders and Donald Beavers as the representative of the Eagle Lake Shareholders.

Among other conditions to the SEC Closing, pursuant to the terms of the Share Exchange Agreement, the parties agreed that Sollensys Corp would acquire 100% of Eagle Lake’s issued and outstanding capital stock, in exchange for the issuance to the Eagle Lake Shareholders of a number of shares of Sollensys Corp’s common stock to be determined at the SEA Closing.

The SEA Closing occurred on November 30, 2020. Pursuant to the terms of the Share Exchange Agreement, Sollensys Corp acquired from the Eagle Lake Shareholders 10,000,000 shares of Eagle Lake’s common stock, no par value per share, representing 100% of the issued and outstanding capital stock of Eagle Lake, in exchange for the issuance to the Eagle Lake Shareholders of 95,000,000 shares of Sollensys Corp As a result of the Share Exchange, Eagle Lake became a wholly owned subsidiary of Sollensys Corp and the business of Eagle Lake became the business of Sollensys Corp.

The Share Exchange is intended to be a reorganization within the meaning of Section 368(a) of the Code, and the Share Exchange Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

Corporate Offices

Eagle Lake granted Sollensys Corp the right to use its premises without any rent obligation.

Capital Donation

The Company’s CEO donated $5,311 capital to Sollensys Corp during the period from inception through December 31, 2020.

Related Party Transactions of Eagle Lake Labs, Inc.

In 2020, Eagle Lake purchased 13 computer servers (used to make Blockchain Archive Servers) from Probability and Statistics, Inc, an entity owned by Mr. Beavers, the Chief Executive Officer, director and significant stockholder of Eagle Lake and Sollensys Corp. Each server was purchased for $6,000. Eagle Lake subsequently sold three of these computer servers to Sollensys Corp during the period from inception to December 31, 2020, which Sollensys Corp then sold to unrelated third parties for $45,000 each. For each of these sales, $30,000 in commission expense was paid to distributor-entity that is owned by an employee of Sollensys Corp.

Director Independence

We have one independent director (Mr. Hadoulias), as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. Our securities are not listed on any exchange that has director independence requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to auditors for services rendered.

Fees	Year Ended December 31, 2020	Year Ended March 31, 2020
Audit Fees	$40,000	$17,800
Total Fees	$40,000	$17,800

Audit Fees. Audit fees consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees. During the 2020 and 2019 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2020 and 2019 fiscal years.

Tax Fees. Tax fees consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such tax fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters. As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2020 and 2019, no tax fees were billed or paid during those fiscal years.

All Other Fees. Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2020 and 2019 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Company has not designated a formal audit committee. However, the entire Board of Directors, in the absence of a formally appointed audit committee, acts as the Company's audit committee. Our Board of Directors has considered whether the provision of any non-audit services is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is approved by Board of Directors.

Our principal accountant did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this transition report.

(3)	Exhibits

We hereby file as part of this transition report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Document
2.1
Share Exchange Agreement dated November 30, 2020 by and between Sollensys Corp, Eagle Lake Laboratories, Inc., the Eagle Lake Shareholders and Donald Beavers as the representative of the Eagle Lake Shareholders (incorporated by reference to Exhibit 2.1 to the registrant's Current Report of Form 8-K filed with the Commission on November 30, 2020).

3.1	Amended and Restated Bylaws of Sollensys Corp (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 11, 2020).
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

10.2
Argus RFID IP Purchase and Assignment Agreement dated August 12, 2020 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on November 30, 2020).

21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Document.

* Filed herewith.
** Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Sollensys Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sollensys Corp. and its subsidiary (collectively, the “Company”) as of December 31, 2020, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the nine months ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the nine months then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2020.
Houston, Texas
March 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sollensys Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sollensys Corp. (the "Company") as of March 31, 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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
April 29, 2020

SOLLENSYS CORP
Consolidated Balance Sheets

	December 31,	March 31,
	2020	2020

ASSETS
Current assets:
Cash and cash equivalents	$129,624	$-
Inventory	54,000	-
Total current assets	183,624	-
Total assets	$183,624	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$46,134	$31,429
Customer deposits - short term	17,143
Advance from stockholder	-	54,342
Loans payable related party	-	26,100
Total current liabilities	63,277	111,871
Customer deposits-long term	72,857	-
Total liabilities	136,134	111,871

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding as of December 31, 2020 and March 31, 2020	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 99,354,547 and
4,183,962 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	99,355	4,184
Additional paid-in capital	3,390,213	497,891
Accumulated deficit	(3,442,078)	(613,946)
Total stockholders' equity(deficit)	47,490	(111,871)
Total liabilities and equity	$183,624	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP
Consolidated Statements of Operations

	Nine months
	ended	Year ended
	December 31,	March 31,
	2020	2020

Revenue	$180,000	$-
Cost of sales	30,000	-
Gross profit	150,000	-

Operating expenses:
General and administrative -related party	3,063,903	26,100
Total operating expenses	3,063,903	26,100
Income loss from operations	(2,913,903)	-
Other income (expense)
Gain from the extinguishment of debt	85,771	-
Total other income (expense)	85,771	-
Net loss	$(2,828,132)	$(26,100)

Basic and loss per common share	$(0.19)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	14,910,512	4,183,962

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP
Statements of Changes in Stockholder's Equity

					Additional		Total
	Preferred Stock Series A		Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
Balance, March 31, 2019	-	-	4,183,962	4,184	497,891	(587,846)	(85,771)

Net loss						(26,100)	(26,100)

Balance, March 31, 2020	-	$-	4,183,962	$4,184	$497,891	$(613,946)	$(111,871)

					Additional		Total
	Preferred Stock Series A		Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
Balance, March 31, 2020	-	$-	4,183,962	$4,184	$497,891	$(613,946)	$(111,871)

Sale of common stock by Eagle Lake prior to the merger					945,550		945,550

Issuance of preferred shares resulting in
stock-based compensation	19,000,000	19,000			1,881,000		1,900,000

Conversion of preferred stock to common stock	(19,000,000)	(19,000)	95,000,000	95,000	(76,000)		-

Issuance of odd lot shares on common stock conversion			143,585	144	(144)		-

Private placement of common shares			27,000	27	94,473		94,500

Conversion of related party loan to capital contribution					46,943		46,943

Capital contribution					500		500

Net loss						(2,828,132)	(2,828,132)

Balance, December 31, 2020	-	$-	99,354,547	$99,355	$3,390,213	$(3,442,078)	$47,490

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP
Consolidated Statements of Cash Flows

	Nine months
	ended	Year ended
	December 31,	March 31,
	2020	2020

Cash flows from operating activities of continuing operations:
Net loss	$(2,828,132)	$(26,100)
Adjustments to reconcile net loss to cash used in operating activities:		-
Stock-based compensation	1,900,000	-
Gain from the extinguishment of debt	(85,771)	-
Changes in operating assets and liabilities		-
Inventory	(54,000)	-
Customer deposits	90,000	-
Accrued expenses	66,977	-
Net cash used in operating activities	(910,926)	(26,100)

Cash flows from financing activities:
Sale of common stock by Eagle Lake prior to the merger	945,550	-
Capital contributions	500	-
Proceeds for the sale of common stock	94,500	-
Related party loans	-	26,100
Net cash provided by financing activities	1,040,550	26,100

Net increase in cash and cash equivalents	129,624	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$129,624	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares due to rounding	$144	$-
Conversion of preferred stock to common stock	$95,000	$-
Expense paid by related party	$20,843	$-
Forgiveness of debt by former related party due to a change of control	$46,943	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sollensys Corp (“Sollensys” or the “Company”) was formerly a development stage company, incorporated in Nevada on September 29, 2010, under the name Health Directory, Inc. Initial plans included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s efforts involved developing a business plan and establishing contacts and visibility in the marketplace. The Company had not generated any revenues before the current period. Effective July 30, 2012, the holder of 3,000,000 shares, or approximately 79.8% of the Company’s then outstanding voting securities, executed a written consent in accordance with Section 78.320 of the Nevada Revised Statutes approving an amendment to the Articles of Incorporation to change the Company’s name to Sollensys Corp, increase the number of authorized common shares to 1,500,000,000, increase the number of authorized preferred shares to 25,000,000, and to split each outstanding share of common stock into 131.69 shares of common stock.

The Company had been dormant since September 30, 2012.

On December 27, 2019, the Eighth Judicial District Court of Clark County, Nevada (the “Court”), pursuant to Case number A-19-805633-B appointed Custodian Ventures, LLC (“Custodian Ventures”) as the custodian of Sollensys Corp David Lazar, who controls Custodian Ventures was subsequently named the only interim officer and director of the Company and is considered a related party for the purpose of financial statement presentation.

On June 16, 2020, Custodian Ventures filed a motion with the Court asking the Court to enter an order concluding and terminating the custodianship of the Company.

On July 20, 2020, the Court entered an order terminating custodianship and barring non-asserted claims against the Company.

Effective August 5, 2020, David Lazar, the interim Chief Executive Officer, President, Secretary, Treasurer, and sole director of the Company and the beneficial owner, through his ownership of Custodian Ventures of 19,000,000 shares of Series A Preferred Stock, representing 100% of the Company’s issued and outstanding shares of preferred stock, entered into a Stock Purchase Agreement by and among Eagle Lake Laboratories, Inc., a Florida corporation (“Eagle Lake”); (ii) the Company; and (iii) Custodian Ventures. The Stock Purchase Agreement is referred to herein as the “SPA.” Pursuant to the terms of the SPA, Eagle Lake agreed to purchase, and Custodian Ventures agreed to sell, 19,000,000 shares of the Company’s Series A Preferred Stock in exchange for payment by Eagle Lake to Custodian Ventures of $230,000 (collectively with the other transactions in the SPA, the “Stock Purchase”). The Stock Purchase closed on August 5, 2020. The shares of Series A Preferred Stock, par value $0.001 per share, of the Company are convertible into shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) at a rate of 50 shares of Common Stock per share of Series A Preferred Stock, and has voting power on an as-converted basis (voting with the Common Stock as one class) and thus represents 65.4% of the voting power of all shares of stock of the Company.

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

On November 30, 2020, Sollensys entered into a share exchange agreement (the “Share Exchange Agreement”) with (i) Eagle Lake a Florida corporation, (ii) each of the shareholders of Eagle Lake (the “Eagle Lake Shareholders”), and (iii) Donald Beavers as the representative of the Eagle Lake Shareholders (the “Shareholders’ Representative”).

Among other conditions to the closing of the transactions contemplated by the Share Exchange Agreement (the “Closing”), pursuant to the terms of the Share Exchange Agreement, the parties agreed that the Company would acquire 100% of Eagle Lake’s issued and outstanding capital stock, in exchange for the issuance to the Eagle Lake Shareholders of a number of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) to be determined at the Closing of the Share Exchange Agreement.

The Closing of the Share Exchange Agreement occurred on November 30, 2020. Pursuant to the terms of the Share Exchange Agreement, the Company acquired from the Eagle Lake Shareholders 10,000,000 shares Eagle Lake’s common stock, no par value per share, representing 100% of the issued and outstanding capital stock of Eagle Lake, in exchange for the issuance to the Eagle Lake Shareholders of 95,000,000 shares of the Company’s Common Stock (the “Share Exchange”).

As a result of the Share Exchange, Eagle Lake became a wholly-owned subsidiary of the Company and the business of Eagle Lake became the business of the Company.

The Share Exchange is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Share Exchange Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

Eagle Lake is a Florida-based science, technology, and engineering solutions corporation offering products that ensure their clients' data integrity through the collection, storage, and transmission. The Company expects to generate revenue with Eagle’s innovative flagship product, the Blockchain Archive Server™ that can be utilized to protect client data from ransomware. Blockchain technology is a leading-edge tool for data security, providing an added layer of security against data loss due to malware.

On December 29, 2020, the Company’s Board approved the change in the Company’s fiscal year-end from March 31 to December 31.

Common Control Accounting Treatment

Sollensys Corporation and Eagle Lake Laboratories were under the common control of the CEO before and after the date of transfer. As a result, the Company adopted the guidance in ASC 805-50-05-5 for the transfer of net assets between entities under common control to apply a method similar to the pooling-of-interests-method. Under the method, the financial statements of the Company shall report results of operations for the period in which the transfer occurs as though the transfer of the net assets had occurred at the beginning of the period. Results of operations for the period will thus comprise both those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, the Company shall present the statements of financial position and other financial information presented as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.

Reverse Stock Split

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

No fractional shares of common stock were issued in connection with the Reverse Split. If, as a result of the Reverse Split, a shareholder would otherwise hold a fractional share, the shareholder received, instead of the issuance of such fractional share, one whole share of common stock. As a result, 143,585 additional shares were issued due to the rounding up fractional shares.

The Company’s financial statements in this Report for December 1, 2020, and March 1, 2020, and all references thereto have been retroactively adjusted to reflect the split unless specifically stated otherwise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Eagle Lake. All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of December 31, 2020, the Company had a working capital surplus of $120,348 and an accumulated deficit of $3,442,078.

The Company expect to generate operating cash flow that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement expected cash flow. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable.

The Company may attempt to raise capital in the near future through the sale of equity or debt financing; however, there can be assurances the Company will be successful in doing so. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

Revenues are accounted for in accordance with the Financial Accounting Standards Board issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606).

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

The Company recognizes revenue when the control of the products is transferred to the Company’s customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for these products. Control is generally transferred when products are delivered. The Company’s revenue contracts generally represent a single performance obligation to sell its products to customers. Additionally, the Company recognizes revenue when a service is completed thereby completing a performance obligation.

Customer Deposits

Under the terms of these existing Regional Service Center contracts the Company requires a substantial deposit in advance of the support work required to be performed by the Company. All deposits that have not been deemed earned by the Company following the guidelines of ASC 606 are considered to be liabilities on the Company’s balance sheet. As of December 31, 2020, and March 31, 2020, the balance of deposits was $17,413 included in current liabilities and $72,857 in long-term liabilities, compared to $-0- and $-0-, respectively.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2020, and March 31, 2020, the Company’s cash equivalents totaled $129,624 and $0, respectively.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB ASC for disclosure about stock-based compensation. This section requires a public entity to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which service is provided. No compensation cost is recognized for equity instruments for which service is not provided or rendered.

Related party transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. In accordance with ASC 850, the Company’s financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, as well as transactions that are eliminated in the preparation of financial statements.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2020 there were no common stock equivalents.

Inventory

The Company inventory comprised of finished goods is valued at the lower of cost or net realizable value. Inventory cost is determined using the first-in, and first-first out basis. As of December 31, 2020, the Company had $75,000 of inventory on hand. No inventory allowance for obsolescence or impairment was deemed necessary by the Company’s management.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between depreciation which is deductible for tax purposes prior to being deductible for book purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

From time to time, the Company may have differences in computing the book and tax bases of property and equipment; reserves for bad debts; capitalized overhead included in inventories; bonus plan payables, and accrued wages to shareholders/employees. Deferred tax expense or benefit is the result of the changes in the deferred tax assets, net of the valuation reserve, and liabilities.

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740 (“FASB ASC 740”), Income Taxes, which clarifies the accounting and disclosure requirements for uncertainty in tax positions. It requires a two-step approach to evaluate tax positions and determine if they should be recognized in the consolidated financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the consolidated financial statements. Management regularly reviews and analyzes all tax positions and has determined that no uncertain tax positions requiring recognition have occurred.

In general, the Company’s income tax returns are subject to examination by the taxing authorities for three years after they were filed. The Company has not filed any tax returns.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. The Company is evaluating the impact of this amendment on its consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

The related party loan balance as of December 31, 2020, and March 31, 2020, was $-0- and $26,100, respectively.

The $26,100 was used to pay the operating expenses of the Company and were funded by the Company’s Court-appointed custodian, Custodian Ventures, LLC managed by David Lazar in the form of interest-free demand loans. Additional expenses of $20,843 were paid on behalf of the Company by David Lazar during the nine months ended September 30, 2020. In connection with the August 5, 2020 change of control, the aggregate amount of $46,943 due to Mr. Lazar was forgiven and recognized as a capital contribution to the Company.

●
Additionally, the following related party transactions occurred during the nine month period ended December 31, 2020. Eagle Lake granted Sollensys Corp the right to use its premises without any rent obligation.

●
The Company’s CEO donated $5,311 capital to Sollensys Corp.

●
In 2020, Eagle Lake purchased 13 computer servers (used to make Blockchain Archive Servers) from Probability and Statistics, Inc, an entity owned by Mr. Beavers, the Chief Executive Officer, director and significant stockholder of Eagle Lake and Sollensys Corp. Each server was purchased for $6,000. Eagle Lake subsequently sold three of these computer servers to Sollensys Corp during the period from inception to December 31, 2020, which Sollensys Corp then sold to unrelated third parties for $45,000 each. For each of these sales, $30,000 in commission expense was paid to distributor-entity that is owned by an employee of Sollensys Corp.

NOTE 4 – ACCRUED EXPENSES AND ADVANCE FROM STOCKHOLDER

As of December 31, 2020, and March 31, 2020, the balances of “accrued expenses” and “advance from stockholder were $46,134 and $31,429 respectively, and $-0- and $54,342, respectively. During the three months ended June 30, 2020, the Company received a legal opinion that the statute of limitations per Nevada law for any claims to be made relating to liabilities that had been recorded on the Company’s books and records dating back to 2013 and prior, had expired. As a result, the Company determined it no longer had any liability for accrued expenses or an advance to stockholder and recorded “other income” as a gain on the extinguishment of debt of $85,771 on its statements of operations for the period ended December 31, 2020.

The accrued expenses as of December 31, 2020, are comprised of $12,634 in credit card payables, and $33,500 in miscellaneous liabilities.

NOTE 5 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Rate reconciliation	December 31, 2020		March 31, 2020

Pretax Book Income	$(2,828,132)		$(26,100)
Provision at Statutory Rate	(593,900)	21.0%	(5,481)	21%
Permanent Differences	473,900	-16.8%	-
Change in Valuation Allowance	120,000	-4.2%	5,481	-21%
Total Tax Expense (benefits)	$-	-%	$-	-%

Net deferred tax assets consist of the following:

Deferred tax assets	December 31, 2020	March 31, 2020

Deferred tax assets by jurisdiction
Federal	$93,300	$-
State	26,700	-
Valuation Allowance	(120,000)	-
Net deferred tax assets	$-	$-

Deferred tax assets by components
Intangible assets	4,800	-
Net operation loss	115,200	-
Valuation Allowance	(120,000)	-
Net deferred tax assets	$-	$-

As of December 31, 2020, the Company had federal, state, and foreign net operating loss carryforwards of approximately $531,000 with no expiration date to use these credits, that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The Company has not undertaken an analysis of Section IRS Section 382 and cannot determine at this time whether the NOL will be subject to limitations due to a change in control.

NOTE 6 – COMPARATIVE NINE MONTH FINANCIAL INFORMATION

The unaudited consolidated statements of operations and cash flows are provided below with comparative information for the nine months ended December 31, 2019. This includes all normal recurring adjustments necessary for a fair statement of the results for those periods.

Consolidated Statements of Operations

Nine months
ended
December 31,
2019
(unaudited)

Revenue	$ -

Operating expenses:
General and administrative -related party	16,038
Total operating expenses	16,038
Income loss from operations	(16,038)
Total other income (expense)	-
Net loss	(16,038)

Basic and diluted earnings (loss) per common share	$ (0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	4,138,962

 Consolidated Statements of Cash Flows

Nine months
ended
December 31,
2019
(unaudited)
Cash flows from operating activities of continuing operations:
Net loss	$ (16,038)
Net cash (used in) operating activities	(16,038)

Cash flows from financing activities:
Related party loans	16,038
Net cash provided by financing activities	16,038

Net increase (decrease) in cash and cash equivalents	$ -
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$ -

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -
Cash paid for income taxes	$ -

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has authorized 300,000,000 shares of $0.001 common stock. As of December 31, 2020, and March 31, 2020, respectively, there were 99.327,547 shares of common stock issued and outstanding. These shares represent the 1 for 120 stock split that became effective on November 2, 2020.

As December 31, 2020, and March 31, 2020, there 10,000,000 shares of Preferred Series A stock authorized, with -0- shares issued and outstanding at both periods, respectively.

On October 13, 2020, Eagle, the owner of 100% of the issued and outstanding shares of the Company’s Series A preferred stock converted its 19,000,000 shares of Series A preferred stock into 95,000,000 shares of the Company’s common stock, resulting in the issuance to Eagle of 11,400,000,000 shares of common stock and resulting in Eagle holding approximately 95.8% of the Company’s issued and outstanding common stock.

Prior to the merger with Sollensys, Eagle Lake raised $945,550 from the sale of common stock to accredited investors. Eagle Lake’s class of common stock was eliminated after it merged with the Company.

In December 2020, the Company raised $94,500 from the sale of 27,000 shares of common stock to accredited investors.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from December 31, 2020 through the date the financial statements were available to be issued and noted no subsequent events requiring disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLLENSYS CORP

Dated: March 31, 2021	By:	/s/ Donald Beavers
Donald Beavers
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald Beavers	Chief Executive Officer and Director	March 31, 2021
Donald Beavers	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Anthony Nolte	Director	March 31, 2021
Anthony Nolte

/s/ Stamatlos Hadoulias	Director	March 31, 2021
Stamatlos Hadoulias