Form 10-Q
period 2021-03-31
SOLLENSYS CORP.
filed 2021-05-17
CIK 1519177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 17, 2021, the registrant had 99,546,913 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

SOLLENSYS CORP.
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,151	$129,624
Inventory	54,000	54,000
Total current assets	76,151	183,624
Total assets	$76,151	$183,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	42,508	-
Accrued expenses	117,695	46,134
Customer deposits - short term	71,429	17,143
Total current liabilities	231,632	63,277
Customer deposits-long term	210,000	72,857
Total liabilities	441,632	136,134

Commitments and contingencies

Stockholders' Equity:
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding as of December 31, 2020 and 2019	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 99,391,119 and
99,354,547 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	99,392	99,355
Additional paid-in capital	3,501,677	3,390,213
Accumulated deficit	(3,966,550)	(3,442,078)
Total stockholders' equity(deficit)	(365,481)	47,490
Total liabilities and equity	76,151	$183,624

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2021	2020

Revenue-subscriptions	$71,429	$-
Cost of sales	32,344	-
Gross profit	39,085	-

Operating expenses:
General and administrative expense	563,557	-
General and administrative expense-related party	-	10,062
Total operating expenses	563,557	10,062
Income loss from operations	(524,472)	(10,062)
Other income (expense)
Total other income (expense)	-	-
Income (loss) before income taxes	(524,472)	(10,062)
Provision benefit for income taxes	-	-
Net loss	$(524,472)	$(10,062)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	99,374,928	4,183,962

  The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.
Statements of Changes in Stockholder's Equity
(Unaudited)

	Preferred Stock Series A		Common stock
	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance, December 31, 2019	-	-	4,183,962	4,184	497,891	(603,884)	(101,809)

Net income (loss)						(10,062)	(10,062)

Balance, March 31, 2020	-	$-	4,183,962	$4,184	$497,891	$(613,946)	$(111,871)

	Preferred Stock Series A		Common stock
	Shares	Value	Shares	Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance, December 31, 2020	-	$-	99,354,547	$99,355	$3,390,213	$(3,442,078)	$47,490

Private placement of common shares			36,572	37	111,464		111,501

Net loss						(524,472)	(524,472)

Balance, March 31, 2021	-	$-	99,391,119	$99,392	$3,501,677	$(3,966,550)	(365,481)

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2021	2020

Cash flows from operating activities of continuing operations:
Net loss	$(524,472)	$(10,062)
Changes in operating assets and liabilities
Customer deposits	191,429
Accounts payable	42,508
Accrued expenses	71,561
Net cash used in operating activities	(218,974)	(10,062)

Cash flows from financing activities:
Proceeds for the sale of common stock	111,501
Related party loans	-	10,062
Net cash provided by (used in) financing activities	111,501	10,062

Net increase (decrease) in cash and cash equivalents	(107,473)	-
Cash and cash equivalents at beginning of period	129,624	-
Cash and cash equivalents at end of period	$22,151	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of March 31, 2021, the Company had a working capital deficit of $155,481 and an accumulated deficit of $3,966,550.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto at December 31, 2020, as presented in the Company’s Annual Report on Form 10-KT filed on March 31, 2021, with the SEC.

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

Customer Deposits

Under the terms of these existing Regional Service Center contracts the Company requires a substantial deposit in advance of the support work required to be performed by the Company. All deposits that have not been deemed earned by the Company following the guidelines of ASC 606 are considered to be liabilities on the Company’s balance sheet. As of March 31, 2021 the current balance of deposits was $71,429 and the long-term balance was $210,000 , compared to $17,143 and $72,857, for the period ended March 31, 2020, respectively.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2020, and December 31, 2020, the Company’s cash equivalents totaled $22,151 and $129,624, respectively.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2021 there were no common stock equivalents.

NOTE 3 – ACCRUED EXPENSES

As of March 31, 2021, and December 31, 2020, the balances of accrued expenses were $117,695 and $46,134 respectively. The accrued expenses as of March 31, 2020, were comprised of $23,452 in credit card payables, 47,143 liabilities associated with maintaining the company’s servers, and $47,100 in miscellaneous liabilities.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has authorized 300,000,000 shares of $0.001 common stock. As of March 31, 2021, and December 31, 2020, respectively, there were 99,391,119 and 99,327,547 shares of common stock issued and outstanding.

During the three months ended March 31, 2021, the Company raised $111,501 from sale of 36,572 shares to four investors.

At March 31, 2021, and December 31, 2020, there were 10,000,000 shares of Preferred Series A stock authorized, with -0- shares issued and outstanding at both periods, respectively.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from March 31, 2021 through the date the financial statements were available to be issued and noted no subsequent events requiring disclosure except as follows:

The Company sold 111,429 shares of common stock to 12 investors and raised $373,501 in proceeds. Additionally the Company awarded 44,365 shares to various service provers and employees. These share were valued at $232,916.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the related notes thereto. The management's discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear in our Annual Report on Form 10-KT as filed with the Securities and Exchange Commission on March 31, 2021.

Overview

Sollensys Corp’s (“Sollensys” or the “Company”) primary product is the Blockchain Archive Server—a turn-key, off-the-shelf, blockchain solution that works with virtually any hardware and software combinations currently used in commerce, without the need to replace or eliminate any part of the client's data security that is being utilized. The Blockchain Archive Server encrypts, fragments and distributes data across thousands of secure nodes every day, which makes it virtually impossible for hackers to compromise. Using blockchain technology, the Blockchain Archive Server maintains a redundant, secure and immutable backup of data. Redundant backups and the blockchain work together to assure not only the physical security of the database but also the integrity of the information held within.

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

In December 2020, Sollensys made its second product offering—the Regional Service Center—available on a limited test market basis. The Regional Service Center was added to the Company’s standard product line effective January 1, 2021. A Regional Service Center is a single unit system of 32 Blockchain Archive Servers capable of servicing up to 2,580 individual small accounts, and is marketed to existing IT service providers with established accounts. The Regional Service Center offers small businesses the same state of the art technology previously available only to large or very well-funded companies. Sollensys believes that smaller companies, and even certain individuals, will find the Regional Service Center affordable, paying only for the actual space they use.

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

On November 30, 2020, Sollensys entered into a share exchange agreement (the “Share Exchange Agreement”) with (i) Eagle Lake, (ii) each of the shareholders of Eagle Lake (the “Eagle Lake Shareholders”) and (iii) Mr. Beavers as the representative of the Eagle Lake Shareholders (the “Shareholders’ Representative”). Among other conditions to the closing of the transactions contemplated by the Share Exchange Agreement (the “SEA Closing”), pursuant to the terms of the Share Exchange Agreement, the parties agreed that Sollensys would acquire 100% of Eagle Lake’s issued and outstanding capital stock, in exchange for the issuance to the Eagle Lake Shareholders of a number of shares of Sollensys common stock to be determined at the SEA Closing.

The SEA Closing occurred on November 30, 2020. Pursuant to the terms of the Share Exchange Agreement, Sollensys acquired from the Eagle Lake Shareholders 10,000,000 shares Eagle Lake’s common stock, no par value per share, representing 100% of the issued and outstanding capital stock of Eagle Lake, in exchange for the issuance to the Eagle Lake Shareholders of 95,000,000 shares of Sollensys common stock (the “Share Exchange”). At the time of the SEA Closing, Eagle Lake had 10,011,667 shares of its common stock issued and outstanding, which was 11,667 shares in excess of the number of shares of common stock authorized pursuant to Eagle Lake’s articles of incorporation. Such over-issued shares are void under Florida law and are not entitled to any rights of a stockholder of Eagle Lake. As such, the 10,000,000 shares of Eagle Lake common stock that Sollensys acquired from the Eagle Lake Shareholders, represented 100% of the issued and outstanding capital stock of Eagle Lake of the presence of over-issued shares.

As a result of the Share Exchange, Eagle Lake became a wholly owned subsidiary of Sollensys and the business of Eagle Lake became the business of Sollensys.

Eagle Lake was incorporated in the State of Florida on May 8, 2020. Eagle Lake offers advanced technology products for cybersecurity that ensure a clients’ data integrity through collection, storage, and transmission.

Impact of COVID-19

On January 30, 2020, the World Health Organization announced a global health emergency because of the spread of a new strain of the novel coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has significantly affected, and continues to significantly affect, the United States and global economies.

The outbreak has, and may continue to, spread, which could materially impact the Company’s business. The full extent of potential impacts on the Company’s business, financing activities and the global economy will depend on future developments, which cannot be predicted due to the uncertain nature of the continued COVID-19 pandemic, government mandated shutdowns, and its adverse effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on the Company’s business, operations, financial condition, and results of operations.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenue

During the three months ended March 31, 2021, we recorded $71,429 in subscription revenue from the rental of customized servers compared to $0 for the three months ended March 31, 2020.

Gross Profit

Our gross profit on revenue was $32,344 for the three months ended March 31, 2021 compared to $0 for the three months ended March 31, 2020.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 were $563,557, compared to $0 for the three months ended March 31, 2020. Key components of the Company’s expenses for the period ended March 31, 2021 include approximately $400,000 in payroll and benefits, approximately $59,000 in legal and professional services, and $17,000 in rent expense. The Company was dormant during the period ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021 we had $22,151 cash and cash equivalents. Net cash used in operating activities was $218,974 for the period ended March 31, 2021 compared to $10,062 for the period ended March 31, 2020.

Net cash from financing activities was $111,501 for the period ended March 31, 2021 from the proceeds of private sales of common stock to accredited investors, compared to $10,062 from related party loans during the period ended March 31, 2020.

We will have significant ongoing needs for working capital to fund operations and to continue to expand our operations. To that end, we would be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether.

Going Concern

The accompanying unaudited financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these unaudited financial statements. We have incurred significant operating losses since inception. Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and are currently exploring sources of financing. Historically, we have raised capital through private offerings of debt and equity and officer loans to finance working capital needs. There can be no assurances that we will be able to continue to raise additional capital through the sale of common stock or other securities or obtain short-term loans.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, as of March 31, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include this disclosure in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021 we issued 36,572 shares to four accredited investors and raised $111,501.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.

(b)
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-KT on March 31, 2021.

Item 6. Exhibits

Exhibit No.	Document

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLLENSYS CORP

Dated: May 17, 2020	By:	/s/ Donald Beavers
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)