Form 10-Q
period 2021-06-30
SOLLENSYS CORP.
filed 2021-08-16
CIK 1519177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 16, 2021, the registrant had 99,831,199 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOLLENSYS CORP.

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$347,205	$129,624
Inventory	54,000	54,000
Prepaid expenses	48,549
Total current assets	449,754	183,624
Fixed assets	2,453,349	-
Total assets	$2,903,103	$183,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	21,544	-
Accrued expenses	338,024	46,134
Customer deposits - short term	92,857	17,143
Mortgage payable -short term	38,504	-
Total current liabilities	490,929	63,277
Mortgage payable -long term	2,461,496
Customer deposits-long term	214,286	72,857
Total liabilities	3,166,711	136,134

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 99,635,377 and
99,354,547 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	99,635	99,355
Additional paid-in capital	4,486,870	3,390,213
Accumulated deficit	(4,850,113)	(3,442,078)
Total stockholders' equity(deficit)	(263,608)	47,490
Total liabilities and equity	2,903,103	$183,624

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$38,214	$-	$109,643	$-
Cost of sales	30,400	-	62,744	-
Gross profit	7,815	-	46,899	-

Operating expenses:
General and administrative expense	882,989	12,418	1,446,546	22,480
General and administrative expense-related party	-	1,900,000	-	1,900,000
Total operating expenses	882,989	1,912,418	1,446,546	1,922,480
Income loss from operations	(875,175)	(1,912,418)	(1,399,647)	(1,922,480)
Other income (expense)
Other income	1,508	85,771	1,508	85,771
Interest expense	(9,896)		(9,896)
Total other income (expense)	(8,388)	85,771	(8,388)	85,771
Net loss	$(883,563)	$(1,826,647)	$(1,408,035)	$(1,836,709)

Basic and diluted loss per common share	$(0.01)	$(0.44)	$(0.01)	$(0.44)

Weighted-average number of common shares outstanding:
Basic and diluted	99,469,218	4,183,962	99,422,334	4,183,962

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP.

Statements of Changes in Stockholder's Equity

(Unaudited)

	Preferred Stock Series A		Common stock		Additional Paid-in	Retained Earnings	Total Stockholders'
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
Balance December 31, 2019	-	-	4,183,962	4,184	497,891	(603,844)	(101,809)

Net loss						(10,062)	(10,062)

March 31, 2020	-	-	4,183,962	$4,184	$497,891	$(613,946)	$(111,871)

Issuance of shares to related party	19,000,000	1,900,000					1,900,000

Net loss						(1,826,647)	(1,826,647)

Balance, June 30, 2020	19,000,000	$1,900,000	4,183,962	$4,184	$497,891	$(2,440,593)	$(38,518)

	Preferred Stock Series A				Additional Paid-in	Retained Earnings	Total Stockholders'
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
Balance, December 31, 2020			99,354,547	$99,355	$3,390,213	$(3,442,078)	$47,490

Private placement of common shares			36,572	37	111,464		111,501

Net loss						(524,472)	(524,472)

Balance, March 31, 2021	-	$-	99,391,119	$99,392	$3,501,677	$(3,966,550)	$(365,481)

Stock based compensation			44,365	44	234,316		234,360

Private placement of common shares			199,893	200	750,876		751,076

Net loss						(883,563)	(883,563)

Balance, June 30, 2021	-	$-	99,635,377	$99,635	$4,486,870	$(4,850,113)	$(263,608)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2021	2020

Cash flows from operating activities of continuing operations:
Net loss	$(1,408,035)	$(1,836,709)
Stock-based compensation	234,360
Stock based compensation -related party		1,900,000
Gain on extinguishment of debt		(85,771)
Changes in operating assets and liabilities
Prepaid expenses	(48,549)
Accounts payable	21,544
Accrued expenses	291,891
Customer deposits	217,142
Net cash used in operating activities	(691,647)	(22,480)

Cash flows from investing activities
Purchase of fixed assets	(2,453,349)	-
Net cash used in investing activities	(2,454,349)	-

Cash flows from financing activities:
Proceeds from sale of common stock	862,577
Mortgage loan-fixed assets	2,500,000
Related party loans	-	22,480
Net cash provided by financing activities	3,362,577	22,480

Net increase in cash and cash equivalents	217,581	-
Cash and cash equivalents at beginning of period	129,624	-
Cash and cash equivalents at end of period	$347,205	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	9,896	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sollensys Corp (“Sollensys” or the “Company”) was formerly a development stage company, incorporated in Nevada on September 29, 2010, under the name Health Directory, Inc.

On November 30, 2020, Sollensys entered into a share exchange agreement (the “Share Exchange Agreement”) with (i) Eagle Lake Laboratories, Inc., a Florida corporation (“Eagle Lake”), (ii) each of the shareholders of Eagle Lake (the “Eagle Lake Shareholders”), and (iii) Donald Beavers as the representative of the Eagle Lake Shareholders.

Among other conditions to the closing of the transactions contemplated by the Share Exchange Agreement (the “Closing”), pursuant to the terms of the Share Exchange Agreement, the parties agreed that the Company would acquire 100% of Eagle Lake’s issued and outstanding capital stock, in exchange for the issuance to the Eagle Lake Shareholders of a number of shares of the Company’s common stock, par value $0.001 per share, to be determined at the Closing of the Share Exchange Agreement.

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

On December 29, 2020, the Company’s Board approved the change in the Company’s fiscal year-end from March 31 to December 31.

Common Control Accounting Treatment

Sollensys Corp and Eagle Lake were under the common control of the CEO before and after the date of transfer. As a result, the Company adopted the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 805-50-05-5 for the transfer of net assets between entities under common control to apply a method similar to the pooling-of-interests-method. Under the method, the financial statements of the Company shall report results of operations for the period in which the transfer occurs as though the transfer of the net assets had occurred at the beginning of the period. Results of operations for the period will thus comprise both those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, the Company shall present the statements of financial position and other financial information presented as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.

Reverse Stock Split

On October 14, 2020, the Company filed with the Secretary of State of Nevada a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to effect a 1-for-120 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock. Pursuant to the Amendment, effective as of October 30, 2020, every 120 shares of the issued and outstanding common stock will be converted into one share of common stock, without any change in the par value per share.

The Reverse Split became effective on November 2, 2020. Following the effectiveness of the Reverse Split, on November 2, 2020, the number of authorized shares of common stock was reduced from 12,000,000,000 shares to 300,000,000. Additionally, following the Reverse Split, Eagle Lake’s 11,400,000,000 common shares were adjusted to 95,000,000 shares and they continued to maintain 95.8% of the total of 99,193,962 common shares outstanding.

No fractional shares of common stock were issued in connection with the Reverse Split. If, as a result of the Reverse Split, a shareholder would otherwise hold a fractional share, the shareholder received, instead of the issuance of such fractional share, one whole share of common stock. As a result, 143,585 additional shares were issued due to the rounding up fractional shares.

SOLLENSYS CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the FASB’s ASC, which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Eagle Lake. All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these unaudited consolidated financial statements. The Company has incurred significant operating losses since its inception. As of June 30, 2021, the Company had a working capital deficit of $41,175 and an accumulated deficit of $4,850,113.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto on December 31, 2020, as presented in the Company’s Annual Report on Form 10-KT filed on March 31, 2021, with the SEC.

SOLLENSYS CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenues are accounted for in accordance with the FASB’s Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Customer Deposits

Under the terms of the Company’s regional service center contracts, the Company requires a substantial deposit in advance of the support work required to be performed by the Company. All deposits that have not been deemed earned by the Company following the guidelines of ASC 606 are considered to be liabilities on the Company’s balance sheet. As of June 30, 2021, the current balance of deposits was $92,857 and the long-term balance was $214,286, compared to $17,143 and $72,857, for the period ended December 31, 2020, respectively.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2021 and December 31, 2020, the Company’s cash equivalents totaled $347,205 and $129,624, respectively.

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

SOLLENSYS CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2021, there were no common stock equivalents.

NOTE 3 – ACCRUED EXPENSES

As of June 30, 2021, and December 31, 2020, the balances of accrued expenses were $338,024 and $46,134 respectively. The accrued expenses as of June 30, 2021, were comprised of $38,761 in credit card payables, $158,714 in liabilities associated with maintaining the Company’s servers, $62,345 in liabilities related to the Company’s purchase of a new building and $78,204 in miscellaneous liabilities.

NOTE 4 – FIXED ASSETS

As of June 30, 2021 and December 31, 2020 fixed assets amounted to $2,453,349 and $-0-, respectively. At June 30, 2021 fixed were comprised of the following:

Land and building	$2,430,782
Furniture and fixtures	8,873
Security deposits	13,694
Total	$2,453,349

On June 8, 2021, the Company acquired a building in Palm Bay, Florida with approximately 36,810 square feet of office space for $2,430,762 excluding closing costs. Since the building has not yet been occupied, no depreciation has been recorded for the period ended June 30, 2021. The Company purchased the building by entering into a $2,500,000 mortgage. After closing costs and adjustments, the Company received $46,651 in cash at closing.

The terms of the mortgage call for monthly interest only payments of approximately $10,000 each through December 2021 at an interest rate of 4.75%. Effective January 8, 2022, monthly mortgage payments of principal and interest of $16,250 each, at an interest rate of 4.75% per annum, with a maturity date of December 8, 2024 and a balloon payment due of approximately $2,270,000. The mortgage is secured by the underlying real estate all equipment and fixtures owned or subsequently acquired, and 500,000 shares of the Company’s common pledged by the Company’s CEO, as well his personal guarantee for the full amount of the mortgage.

The 42 month principal payment schedule on the 42 month loan is as follows:

2021	$-0-
2022	77,931
2023	81,716
2024	2,340,353
Total	$2,500,000

As of June 30, 2021, the balance of the short-term mortgage payable was $38,504 and the long-term portion was $2,461,496.

NOTE 5 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On March 21, 2020, the Company filed a Certificate of Designation to authorize 25,000,000 shares of Series A preferred stock, par value $0.001 per share. Among other rights, the holders of Series A preferred stock have the right to convert each share of Series A preferred stock into 50 shares of common stock. On April 1, 2020, the Company issued 19,000,000 shares of Series A preferred stock to the Company’s then-Chief Executive Officer, David Lazar. The fair value of the issuance was estimated at $1,900,000 and recorded as stock-based compensation.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2021 and December 31, 2020, respectively, there were 99,635,377 and 99,327,547 shares of common stock issued and outstanding.

During the six months ended June 30, 2021, the Company raised $862,577 from sale of 236,465 shares to investors.

Additionally, during the six months ended June 30, 2021, the Company issued an aggregate of 44,365 shares of common stock, valued at $234,360, pursuant to the Sollensys Corp 2021 Equity Incentive Plan to numerous consultants.

SOLLENSYS CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2021, and December 31, 2020, there were 10,000,000 shares of Series A preferred stock authorized, with -0- shares issued and outstanding at both periods, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has performed an evaluation of subsequent events from June 30, 2021 through the date the financial statements were available to be issued and noted no subsequent events requiring disclosure except as follows:

The Company sold an aggregate of 195,822 shares of common stock to 8 investors and raised $685,377 in proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto. The management's discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear in our Annual Report on Form 10-KT as filed with the Securities and Exchange Commission on March 31, 2021.

Overview

Sollensys Corp’s (“Sollensys” or the “Company”) primary product is the Blockchain Archive Server—a turn-key, off-the-shelf, blockchain solution that works with virtually any hardware and software combinations currently used in commerce, without the need to replace or eliminate any part of the client's data security that is being utilized. The Blockchain Archive Server encrypts, fragments, and distributes data across thousands of secure nodes every day, which makes it virtually impossible for hackers to compromise. Using blockchain technology, the Blockchain Archive Server maintains a redundant, secure, and immutable backup of data. Redundant backups and the blockchain work together to assure not only the physical security of the database but also the integrity of the information held within.

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

Uniquely, the Blockchain Archive Server is a turn-key solution that can stand alone or seamlessly integrate into an existing data infrastructure to quickly recover from a cyber-attack. The Blockchain Archive Server is a server that comes pre-loaded with the blockchain-powered cybersecurity software, which can be delivered, installed, and integrated into a client’s computer systems with ease.

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

On November 30, 2020, Sollensys entered into a share exchange agreement (the “Share Exchange Agreement”) with (i) Eagle Lake Laboratories, Inc. (“Eagle Lake”), (ii) each of the shareholders of Eagle Lake (the “Eagle Lake Shareholders”) and (iii) Mr. Beavers as the representative of the Eagle Lake Shareholders. Among other conditions to the closing of the transactions contemplated by the Share Exchange Agreement (the “SEA Closing”), pursuant to the terms of the Share Exchange Agreement, the parties agreed that Sollensys would acquire 100% of Eagle Lake’s issued and outstanding capital stock, in exchange for the issuance to the Eagle Lake Shareholders of a number of shares of Sollensys common stock to be determined at the SEA Closing.

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

Results of Operations

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Revenue

For the three months ended June 30, 2021, we recorded $38,214 in subscription revenue from the rental of customized servers compared to $-0- for the three months ended June 30, 2020.

For the six months ended June 30, 2021, we recorded $109,643 in subscription revenue from the rental of customized servers compared to $-0- for the six months ended June 30, 2020.

Gross Profit

Our gross profit on revenue was $7,814 for the three months ended June 30, 2021 compared to $-0- for the three months ended June 30, 2020.

Our gross profit on revenue was $46,899 for the six months ended June 30, 2021 compared to $-0- for the six months ended June 30, 2020.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 were $882,989, compared to $1,912,418 for the three months ended June 30, 2020. Key components of the Company’s expenses for the three months ended June 30, 2021 include approximately $485,786 in payroll and benefits (which includes $234,360 in stock based compensation), approximately $69,387 in legal and professional services, and $29,633 in rent expense.

Operating expenses for the six months ended June 30, 2021 were $1,446,546, compared to $1,922,480 for the six months ended June 30, 2020. Key components of the Company’s expenses for the six months ended June 30, 2021 include approximately $894,088 in payroll and benefits (which includes $234,360 in stock based compensation), approximately $144,907 in legal and professional services, and $63,927 in rent expense.

Liquidity and Capital Resources

As of June 30, 2021, we had $347,205 in cash and cash equivalents. Net cash used in operating activities was $691,647 for the six months ended June 30, 2021, compared to net cash used in operating activities $12,418 for the six months ended June 30, 2020.

Net cash used in investing activities was $2,453,349 for the six months ended June 30, 2021 compared to $-0- for the six months ended June 30, 2020

Net cash from financing activities was $3,362,577 for the six months ended June 30, 2021 from the proceeds of private sales of common stock to accredited investors, compared to $12,418 from related party loans during the period ended June 30, 2020.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these unaudited consolidated financial statements. We have incurred significant operating losses since inception. Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and are currently exploring sources of financing. Historically, we have raised capital through private offerings of debt and equity and officer loans to finance working capital needs. There can be no assurances that we will be able to continue to raise additional capital through the sale of common stock or other securities or obtain short-term loans.

Critical Accounting Estimates

Our unaudited consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these unaudited consolidated financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the unaudited consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 2, “Summary of Significant Accounting Policies,” to our unaudited consolidated financial statements contained herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, as of June 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2021, we issued 199,893 shares to investors and raised $751,076. Additionally we issued 44,365 shares to consultants valued at $234,360.

The above sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Item 6. Exhibits

Exhibit No.	Document

10.1+	Simplicity Esports and Gaming Company 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021).
10.2

Commercial Contract, entered into on April 2, 2021 by and between the registrant and MRIGlobal (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2021).

10.3

Addendum to Contract, entered into on April 27, 2021, by and between the registrant and MRIGlobal (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract, compensation plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLLENSYS CORP

Dated: August 16, 2020	By:	/s/ Donald Beavers
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

