Form 10-Q
period 2021-09-30
SOLLENSYS CORP.
filed 2021-11-15
CIK 1519177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO __________________.

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

As of November 15, 2021, the registrant had 100,052,492 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLLENSYS CORP. Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146,406	$129,624
Inventory	78,000	54,000
Prepaid expenses	96,969	-
Total current assets	321,375	183,624
Building, land and improvements -not in service	2,667,246	-
Fixed assets -net	233,854	-
Total assets	$3,222,475	$183,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	116,093	-
Accrued expenses	307,921	46,134
Customer deposits - short term	236,429	17,143
Mortgage payable - short term	58,101	-
Loan payable - short term	5,431	-
Total current liabilities	723,975	63,277
Mortgage payable -long term	2,441,899	-
Customer deposits-long term	201,428	72,857
Loan payable	20,550	-
Total liabilities	3,387,852	136,134

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 100,002,492 and
99,354,547 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	100,003	99,355
Additional paid-in capital	5,730,905	3,390,213
Accumulated deficit	(5,996,285)	(3,442,078)
Total stockholders' equity(deficit)	(165,377)	47,490
Total liabilities and equity	$3,222,475	$183,624

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenue	$35,714	$135,000	145,357	$135,000
Cost of sales	104,608	45,000	167,352	45,000
Gross profit	(68,894)	90,000	(21,995)	90,000

Operating expenses:
General and administrative expense	1,058,574	98,440	2,505,120	2,010,858
Total operating expenses	1,058,574	98,440	2,505,120	2,010,858
Loss from operations	(1,127,468)	(8,440)	(2,527,115)	(1,920,858)
Other income (expense):
Other income	2,167	-	3,675	-
Gain on extinguishment of debt	-	-	-	85,771
Interest expense	(20,871)	-	(30,767)	-
Total other income (expense)	(18,704)	-	(27,092)	85,771
Net loss	$(1,146,172)	$(8,440)	$(2,554,207)	$(1,835,087)

Basic and diluted (loss) per common share	$(0.01)	$(0.00)	$(0.03)	$(0.44)

Weighted-average number of common shares outstanding:
Basic and diluted	99,802,328	4,183,962	99,554,582	4,183,962

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP. Statements of Changes in Stockholder's Equity (Unaudited)

	Preferred Stock Series A		Common stock		Additional Paid-in	Retained Earnings	Total Stockholders'
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
Balance, December 31, 2019	-	$-	4,183,962	$4,184	$497,891	$(603,844)	$101,809

Net loss						(10,062)	(10,062)

March 31, 2020	-	-	4,183,962	4,184	497,891	(613,946)	(111,871)

Issuance of shares to related party	19,000,000	$19,000			1,881,000		1,900,000

Net loss						(1,826,647)	(1,826,647)

Balance, June 30, 2020	19,000,000	$19,000	4,183,962	$4,184	$2,378,891	$(2,440,593)	$(38,518)

Net loss						(8,440)	(8,440)

Related party loans reclassified as a capital contribution					46,943		46,943

Capital contribution from shareholder					500		500

Balance, September 30, 2020	19,000,000	$19,000	4,183,962	$4,184	$2,426,334	$(2,449,033)	$485

	Preferred Stock Series A		Common stock		Additional Paid-in	Retained Earnings	Total Stockholders'
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
Balance, December 31, 2020	-	$-	99,354,547	$99,355	$3,390,213	$(3,442,078)	$47,490

Private placement of common shares			36,572	37	111,464		111,501

Net loss						(524,472)	(524,472)

Balance, March 31, 2021	-	$-	99,391,119	$99,392	$3,501,677	$(3,966,550)	$(365,481)

Stock based compensation			44,365	44	234,316		234,360

Private placement of common shares			199,893	200	750,876		751,076

Net loss						(883,563)	(883,563)

Balance, June 30, 2021	-	$-	99,635,377	$99,635	$4,486,870	$(4,850,113)	$(263,608)

Stock based compensation			12,000	12	65,988		66,000

Private placement of common shares			355,115	355	1,178,047		1,178,402

Net loss						(1,146,172)	(1,146,172)

Balance, September 30, 2021	-	$-	100,002,492	100,003	$5,730,905	$(5,996,285)	$(165,377)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2021	2020

Cash flows from operating activities of continuing operations:
Net loss	$(2,554,207)	$(1,835,087)
Stock based compensation	300,360	1,900,000
Gain on extinguishment of debt	-	(85,771)
Depreciation expense	7,592	-
Changes in operating assets and liabilities
Prepaid expenses	(96,969)	-
Inventory	(24,000)	(90,000)
Accounts payable	116,093	-
Accrued expenses	261,787	-
Related party payables		155,843
Customer deposits	347,858
Net cash provided by/(used in) operating activities	(1,641,486)	44,985

Cash flows from investing activities
Purchase of land, buildings and improvements	(2,667,246)	-
Purchase of furniture and equipment	(241,445)	-
Net cash used in investing activities	(2,908,691)	-

Cash flows from financing activities:
Loan payable-net	25,690	-
Proceeds from the sale of common stock	2,040,979	-
Mortgage loan - land and building	2,500,000	-
Capital contribution from shareholder	-	500
Net cash provided by financing activities	4,566,959	500

Net increase in cash and cash equivalents	16,782	45,485
Cash and cash equivalents at beginning of period	129,624	-
Cash and cash equivalents at end of period	$146,406	$45,485

Supplemental disclosure of cash flow information:
Cash paid for interest	30,767	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash activities:
Expenses paid on behalf of the Company by related party	$-	$20,843
Related party loans reclassified as capital contributions	$-	$46,943

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

Eagle Lake is a Florida-based science, technology, and engineering solutions corporation offering products that ensure their clients’ data integrity through the collection, storage, and transmission. The Company expects to generate revenue with Eagle’s innovative flagship product, the Blockchain Archive Server™ that can be utilized to protect client data from ransomware. Blockchain technology is a leading-edge tool for data security, providing an added layer of security against data loss due to malware.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these unaudited consolidated financial statements. The Company has incurred significant operating losses since its inception. As of September 30, 2021, the Company had a working capital deficit of $402,600 and an accumulated deficit of $5,996,285.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these unaudited consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Customer Deposits

Under the terms of the Company’s regional service center contracts, the Company requires a substantial deposit in advance of the support work required to be performed by the Company. All deposits that have not been deemed earned by the Company following the guidelines of ASC 606 are considered to be liabilities on the Company’s balance sheet. As of September 30, 2021, the current balance of deposits was $236,439 and the long-term balance was $201,428, compared to $17,143 and $72,857, for the year ended December 31, 2020, respectively.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2021 and December 31, 2020, the Company’s cash equivalents totaled $146,406 and $129,624, respectively.

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

SOLLENSYS CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2021, there were no common stock equivalents.

NOTE 3 – ACCRUED EXPENSES

As of September 30, 2021, and December 31, 2020, the balances of accrued expenses were $307,921 and $46,134 respectively. The accrued expenses as of September 30, 2021, were comprised of $58,987 in credit card payables, $127,287 in liabilities associated with maintaining the Company’s servers, $64,147 in liabilities related to the Company’s purchase of a new building, and $57,500 in miscellaneous liabilities.

NOTE 4 – LONG TERM ASSETS

As of September 30, 2021 and December 31, 2020 long term assets amounted to $2,901,110 and $-0-, respectively. At September 30, 2021 long term assets were comprised of the following:

Land, building and building improvements	$2,653,552
Furniture and equipment-net	233,854
Security deposits	13,694
Total	$2,901,110

On September 8, 2021, the Company acquired a building in Palm Bay, Florida with approximately 36,810 square feet of office space for $2,430,762 excluding closing costs. Since the building has not yet been occupied, no depreciation has been recorded for the period ended September 30, 2021. The Company purchased the building by entering into a $2,500,000 mortgage. After closing costs and adjustments, the Company received $46,651 in cash at closing.

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

As of September 30, 2021, the balance of the short-term mortgage payable was $58,101 and the long-term portion was $2,441,899.

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2021 and December 31, 2020, respectively, there were 100,002,492 and 99,327,547 shares of common stock issued and outstanding.

During the nine months ended September 30, 2021, the Company raised $2,040,979 from sale of 591,580 shares to investors.

Additionally, during the nine months ended September 30, 2021, the Company issued an aggregate of 56,365 shares of common stock, valued at $300,360, pursuant to the Sollensys Corp 2021 Equity Incentive Plan to numerous consultants.

SOLLENSYS CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2021, and December 31, 2020, there were 10,000,000 shares of Series A preferred stock authorized, with -0- shares issued and outstanding at both periods, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has performed an evaluation of subsequent events from September 30, 2021 through the date the financial statements were available to be issued and noted no subsequent events requiring disclosure except as follows:

Sale of Restricted Common Stock

The Company sold an aggregate of 50,000 shares of common stock to investors and raised $200,000 in proceeds.

Proceeds of Unsecured Demand Loan

 Additionally, the Company received $300,000 in proceeds in the form of an unsecured 2% demand loan from an investor.

Abstract Media Acquisition

On October 15, 2021, the Company entered into that certain Membership Interest Exchange Agreement (the “Agreement”), dated as of October 15, 2021, by and among (i) the Company; (ii) Abstract Media, LLC (“Abstract Media”), (iii) each of the members of Abstract Media (collectively, the “Abstract Media Members”); and (iv) Andrew Baker as the representative of the Abstract Media Members (the “Members’ Representative”).

Pursuant to the terms of the Agreement, the Company agreed to acquire from the Abstract Media Members all of the membership interests of Abstract Media held by the Abstract Media Members, representing 100% of the membership interests of Abstract Media, in exchange for the issuance by the Company to the Abstract Media Members of (i) shares of the Company’s common stock equal to $605,000 minus the Debt Repayment Amount (as hereinafter defined), divided by the VWAP (as defined in the Agreement) as of the closing date, plus (ii) $15,000, plus (iii) $15,000 to be paid solely to John Swain as additional consideration for Mr. Swain’s membership interests (the “Acquisition”). The “Debt Repayment Amount” means the debt owned by the Company to Mr. Swain pursuant to a promissory note dated as of August 15, 2017, which debt the parties agree is approximately $80,000, but which shall be finally calculated on the closing date.

The Agreement includes customary representations, warranties and closing conditions.

The Acquisition closed on October 15, 2021. As a result of the Acquisition, Abstract Media became a wholly owned subsidiary of the Company.

Formation of S-CC Merger Sub, Inc. and S-Solutions Merger Sub, Inc.

On October 20, 2021, the Company formed S-CC Merger Sub, Inc., an Arkansas corporation and a wholly owned subsidiary of the Company. Also on October 20, 2021, the Company formed S-Solutions Merger Sub, Inc., an Arkansas corporation and a wholly owned subsidiary of the Company.

Celerit Merger Agreement

On October 26, 2021, the Company entered into that certain Merger Agreement (“Merger Agreement”) by and among (i) the Company; (ii) S-CC Merger Sub, Inc., an Arkansas corporation and a wholly owned subsidiary of the Company (“S-CC Merger Sub”); (iii) S-Solutions Merger Sub, Inc., an Arkansas corporation and a wholly owned subsidiary of the Company (“S-Solutions Merger Sub”); (iv) Celerit Corporation, an Arkansas corporation (“Celerit”); (v) Celerit Solutions Corporation, an Arkansas corporation (“Celerit Solutions”); and (vi) Terry Rothwell (“Shareholder”).

Pursuant to the terms of the Merger Agreement, on the closing date, (i) Celerit will merge with and into S-CC Merger Sub, with Celerit surviving, (ii) Celerit Solutions will merge with and into S-Solutions Merger Sub, with Celerit Solutions surviving, and (iii) the Shareholder will receive from the Company certain cash consideration and other consideration as set forth in the Merger Agreement (the “Merger”), on the terms and subject to the conditions set forth therein, including but not limited to payment by the Company of (a) the sum of $4,440,000 in cash, and (b) 3,000,000 shares of the Company’s common stock.

Celerit, together with its affiliate Celerit Solutions, are an IT services business with a world class customer success department serving the financial sector since 1985. The Merger is being effected to further the Company’s mission to create a safe and immutable environment, in conjunction with Celerit and Celerit Solutions, for the future of banking.

Pursuant to the terms of the Merger Agreement, the Company expects to enter into a Purchase Agreement (“Purchase Agreement”) by and among (i) the Company; (ii) CRE Holdings LLC, an Arkansas limited liability company (“CRE”); and (iii) Terry Rothwell and George Rothwell, the sole members of CRE (together, the “Rothwells”). The Company expects that the Purchase Agreement will stipulate the terms of the acquisition of four real property parcels owned by CRE, as well as one real property parcel owned by the Rothwells, for a total purchase price of $5,560,000 (the “Real Estate Acquisition”). Included within the combined five real property parcels are Celerit’s and Celerit Solutions’ administrative offices, data center, as well as three vacant land parcels.

The Merger Agreement includes customary representations, warranties and closing conditions.

Neither the Merger nor the Real Estate Acquisition have closed yet, however pursuant to the terms of the Merger Agreement, they are expected to close substantially simultaneously.

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

On September 8, 2021, the Company closed on the purchase of a commercial building, land, and fixtures in Palm Bay, Florida, as a location for the Company’s new headquarters. The Company intends to complete the renovations/buildout in the fourth quarter of 2021, and to occupy the building in in January 2022.

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

Results of Operations

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Revenue

For the three months ended September 30, 2021, we recorded $35,714 in subscription revenue from the rental of customized servers compared to $135,000 from the sale of servers for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, we recorded $145,357 in subscription revenue from the rental of customized servers compared to $135,000 from the sale of servers for the nine months ended September 30, 2020.

Gross Profit (Loss)

Our negative gross margin on revenue was $(68,694) for the three months ended September 30, 2021 compared to gross profit margin of $90,000 for the three months ended September 30, 2020.

Our negative gross margin on revenue was $(21,995) for the nine months ended September 30, 2021 compared to gross profit margin of $90,000 for the nine months ended September 30, 2020.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 were $1,058,574, compared to $98,440 for the three months ended September 30, 2020. Key components of the Company’s expenses for the three months ended September 30, 2021 include approximately $758,000 in payroll and benefits (which includes $66,000 in stock based compensation), approximately $144,000 in legal and professional services, and $25,000 in rent expense.

Operating expenses for the nine months ended September 30, 2021 were $2,505,120 compared to $2,010,858 for the nine months ended September 30, 2020. Key components of the Company’s expenses for the nine months ended September 30, 2021 include approximately $1,886,000 in payroll and benefits (which includes approximately $300,000 in stock based compensation), approximately $288,000 in legal and professional services, and $89,000 in rent expense.

Liquidity and Capital Resources

As of September 30, 2021, we had $146,406 in cash and cash equivalents. Net cash used in operating activities was $1,641,486 for the nine months ended September 30, 2021, compared to net cash provided in operating activities of $44,985 for the nine months ended September 30, 2020.

Net cash used in investing activities was $2,908,691 for the nine months ended September 30, 2021 compared to $-0- for the nine months ended September 30, 2020. Key components of investing activities include the purchase of land, buildings and improvements for the Palm Bay, Florida operations.

Net cash from financing activities was $4,566,959 for the nine months ended September 30, 2021 from the proceeds of private sales of common stock to accredited investors, and the mortgage loan on the Company’s new building, compared to $500 during the period ended September 30, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, as of September 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2021, we issued 355,115 shares to investors and raised $1,178,402. Additionally we issued 12,000 shares to consultants valued at $66,000.

The above sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Item 6. Exhibits

Exhibit No.	Document

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________

+ Management contract, compensation plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLLENSYS CORP

Dated: November 15, 2021	By:	/s/ Donald Beavers
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

