Form 10-K
period 2021-12-31
SOLLENSYS CORP.
filed 2022-03-30
CIK 1519177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to ______, 20___.

Commission File Number 333-174581

Sollensys Corp

(Exact Name of Registrant as Specified in its Charter)

Nevada	80-0651816
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1470 Treeland Blvd SE Palm Bay, FL	32909
(Address of Principal Executive Offices)	(Zip Code)

(866) 438-7657

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: (none)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2021 ($9.00 per share), the last business day of the registrant’s most recently completed second fiscal quarter, was $677,545,794.

There were 100,874,486 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 30, 2022.

Documents Incorporated by Reference

None

Sollensys Corp

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates and projections about Sollensys Corp’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this Annual Report on Form 10-K are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K and the information incorporated by reference in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ii

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, the “Company,” “we,” “our,” “ours” or “us” refer to Sollensys Corp, a Nevada corporation, and its wholly owned subsidiaries, Eagle Lake Laboratories, Inc. (“Eagle Lake”) and Abstract Media, LLC (“Abstract”).

Overview

Our primary product is the Blockchain Archive Server—a turn-key, off-the-shelf, blockchain solution that works with virtually any hardware and software combinations currently used in commerce, without the need to replace or eliminate any part of the client’s data security that is being utilized. The Blockchain Archive Server encrypts, fragments, and distributes data across thousands of secure nodes every day, which makes it virtually impossible for hackers to compromise. Using blockchain technology, the Blockchain Archive Server maintains a redundant, secure, and immutable backup of data. Redundant backups and the blockchain work together to assure not only the physical security of the database but also the integrity of the information held within.

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

Pursuant to the terms of the Agreement, the Company agreed to acquire from the Abstract Media Members all of the membership interests of Abstract Media held by the Abstract Media Members, representing 100% of the membership interests of Abstract Media, in exchange for the issuance by the Company to the Abstract Media Members of (i) shares of the Company’s common stock equal to $605,000 based on the trading price of the Company’s common stock minus the Debt Repayment Amount (as hereinafter defined), divided by the VWAP (as defined in the Agreement) as of the closing date, plus (ii) $15,000, plus (iii) $15,000 to be paid solely to John Swain as additional consideration for Mr. Swain’s membership interests (the “Acquisition”). The “Debt Repayment Amount” means the debt owned by the Company to Mr. Swain pursuant to a promissory note dated as of August 15, 2017, which debt the parties agree is approximately $80,000, but which shall be finally calculated on the closing date.

The Acquisition closed on December 6, 2021. Pursuant to the terms of the Agreement, on December 6, 2021, the Abstract Media Members assigned their respective membership interests in Abstract Media to the Company, and Abstract Media became a wholly owned subsidiary of the Company. In exchange therefor, on December 6, 2021, the Company issued to the Abstract Media Members an aggregate of 73,244 shares of the Company’s common stock, plus (ii) $15,000 paid to members, plus (iii) $15,000 paid solely to John Swain as additional consideration for Mr. Swain’s membership interests.

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

Future Product and Service Offerings

In the future, we may decide to expand our product and service offerings outside of blockchain cybersecurity solutions, and develop science, technology, and engineering solutions for companies in fields such as aerospace, chemical engineering, defense and intelligence, but as of December 31, 2021, we focus exclusively on blockchain technology solutions for cybersecurity and data management. We focus on innovation and development of commercial blockchain applications that are either complementary to the Blockchain Archive Server or standalone products and services related to cybersecurity.

We are in the process of developing a new blockchain cybersecurity application—the “Argus Panoptes RFID System”—and is preparing to file related patent applications for the product. The Argus Panoptes RFID System is a developmental stage product that allows the Blockchain Archive Server to record data from radio-frequency identification (RFID) sensors. As of December 31, 2021, the Argus Panoptes RFID System is still under development, but we expect to launch within 12 months from the filing of this Annual Report on Form 10-K. We are preparing potential patents to be filed for the technology underlying the Argus Panoptes RFID System, which we believe to be unique.

Distribution

Sales Structure

The Blockchain Archive Server is now available across the United States and Canada through authorized distributors. Currently, Sollensys Corp is the only authorized distributor of the Blockchain Archive Server, pursuant to a Reseller Agreement between Eagle Lake and Sollensys entered into on August 20, 2020 (the “Reseller Agreement”).

Pursuant to the terms of the Reseller Agreement, Eagle Lake appointed Sollensys as a non-exclusive distributor of Eagle Lake’s products and services. As a distributor for Eagle Lake, Sollensys has agreed to, among other things, use its best efforts to solicit orders from interested parties for Eagle Lake’s products and services, secure channel partners and distributors for Eagle Lake’s products and services, and to resell Eagle Lake’s products and services to for-profit organizations, non-profit-organizations, government entities, quasi-governmental agencies, and any other type of organizations in the United States and abroad. Sollensys also has the right to engage its own distributors for Eagle Lake’s products. For all sales, Sollensys is entitled to any profits generated on such sales, which is the difference between the cost of Sollensys to acquire the products and/or services from Eagle Lake to sell and the price at which Sollensys is ultimately able to sell those products and/or services to customers.

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

Industry Overview and Market Opportunity

Cyberattacks have evolved from rudimentary malware into highly sophisticated, organized, and large-scale attacks. A broad range of industries are affected by these attacks, consumers to governments, no one is safe.

According to a 2019 Year End Report published by RiskBased Security, over 7,000 data breaches were reported in 2019 alone, resulting in over 15 billion records being exposed that show companies have an expanding need to protect themselves from persistent cyber-attacks.

Ransomware attacks have generated billions of dollars in payments to cybercriminals and inflicted significant damage and expenses for consumers, businesses, and governments. Sophos publish a report in May 2020 titled “The State of Ransomware 2020”. This showed 59% of 500 U.S. organizations surveyed, experienced a ransomware attack, with a global average of 51% of companies having been victims of ransomware attacks in the last year. This report also stated that the average cost to rectify the impacts of a ransomware attack (considering downtime, human resources, device cost, network cost, ransom price, etc.) was $732,520 for organizations that do not pay the ransom. The price tag for organizations that do pay rises to $1,448,458. As of October 1, 2021, the U.S. Department of Treasure warns that paying a ransom my violate U.S. law.

An October 2020 article published by Security Magazine reported that data from 25,000 small-to-midsize organizations in the United States reveal ransomware as the top cyber insurance incident in the first half of the year. The average ransomware demand increased 100% from 2019 through the first quarter of 2020. Additionally, 10% of small businesses were put out of business in 2019 due to cyber-attacks according to DarkReading.com.

These trends provide significant data demonstrating the need for Sollensys’ Blockchain Archive Server in the cybersecurity market. According to the International Data Corporation (IDC), the “addressable enterprise security market” benefiting from Sollensys solutions is expected to reach nearly $17.3 billion in 2020, growing at a CAGR of 6.9% through 2024. The “addressable enterprise security market” represents revenue from five markets (web security, security information and event management, network security, corporate endpoint, and data loss protection).

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

The Acquisition closed on December 6, 2021. Pursuant to the terms of the Agreement, on December 6, 2021, the Abstract Media Members assigned their respective membership interests in Abstract Media to the Company, and Abstract Media became a wholly owned subsidiary of the Company. In exchange therefor, on December 6, 2021, the Company issued to the Abstract Media Members an aggregate of 73,244 shares of the Company’s common stock (representing a value of $605,000 minus the Debt Repayment Amount of $80,000), plus (ii) $15,000, plus (iii) $15,000 paid solely to John Swain as additional consideration for Mr. Swain’s membership interests.

Celerit Merger Agreement

On October 26, 2021, the Company entered into that certain Merger Agreement (“Merger Agreement”) by and among (i) the Company; (ii) S-CC Merger Sub, Inc., an Arkansas corporation and a wholly owned subsidiary of the Company (“S-CC Merger Sub”); (iii) S-Solutions Merger Sub, Inc., an Arkansas corporation and a wholly owned subsidiary of the Company (“S-Solutions Merger Sub”); (iv) Celerit Corporation, an Arkansas corporation (“Celerit”); (v) Celerit Solutions Corporation, an Arkansas corporation (“Celerit Solutions”); and (vi) Terry Rothwell (“Shareholder”). The Company believes that the Merger Agreement will terminate pursuant to its terms on March 31, 2022.

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

Neither the Merger nor the Real Estate Acquisition have closed yet, however pursuant to the terms of the Merger Agreement, they were expected to close substantially simultaneously. Pursuant to the terms of the Merger Agreement, if the Merger did not close by January 31, 2022, the Merger Agreement would terminate. On January 28, 2022, the parties to the Merger Agreement entered into an Amendment to Merger Agreement, dated as of January 28, 2022 (the “Amendment”), pursuant to which the parties agreed to extend the closing deadline to March 31, 2022. All other terms of the Merger Agreement remain in full force and effect. The Company does not expect that parties will extend the termination date of the Merger Agreement, and believes that the Merger Agreement will terminate pursuant to its terms on March 31, 2022.

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

However, many of our current competitors and potential competitors have competitive advantages, such as more extensive operations, larger product development and strategic acquisition budgets, or greater financial, technical, sales, or marketing resources than we do. For additional information about the risks to our business related to competition, see the “Risk Factors” section of this Annual Report on Form 10-K.

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

Employees

As of December 31, 2021, we employ 33 full-time employees and no part-time employees. Approximately 10% of our workforce are independent contractors. We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

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

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains, free of charge, an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Investment in our securities involves a number of substantial risks. You should not invest in our securities unless you are able to bear the complete loss of your investment. In addition to the risks and investment considerations discussed elsewhere in this Annual Report on Form 10-K, the following factors should be carefully considered by anyone purchasing our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $4,525,585 for the year ended December 31, 2021. These factors among others raise substantial doubt about our ability to continue as a going concern. While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Further, as of December 31, 2021, we had a working capital deficit of $2,472,140 and an accumulated deficit of $7,967,663. Our ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations.

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

Mr. Beavers, our Chief Executive Officer and our largest stockholder, holds 16.9% of the voting power of our company. Because of this voting control, he is in a position to influence membership of our board of directors, as well as all other matters requiring stockholder approval. The interests of our Chief Executive Officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority shareholders have no way of overriding decisions made by our Chief Executive Officer.

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

The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and foreign governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. To protect the health and well-being of our employees, partners, and third-party service providers, we have implemented work-from-home requirements, made substantial modifications to employee travel policies, and cancelled or shifted marketing and other corporate events to virtual-only formats for the foreseeable future. While we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, the COVID-19 pandemic has disrupted the operations of our current enterprise customers, as well as many potential enterprise customers, and may continue to disrupt their operations, for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets, or other harm to their businesses and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which could negatively impact our business and results of operations, including our revenue and cash flows.

Beginning in March 2020, the U.S. and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of the COVID-19 pandemic. These factors also may adversely impact enterprise and government spending on technology as well as such customers’ ability to pay for our products and services on an ongoing basis. For example, some businesses in industries particularly impacted by the COVID-19 pandemic, such as travel, hospitality, retail, and oil and gas, have significantly cut or eliminated capital expenditures. A prolonged economic downturn could adversely affect technology spending, demand for our offerings, which could have a negative impact on our financial condition, results of operations and cash flows. Any resulting instability in the financial markets could also adversely affect the value of our Common Stock, our ability to refinance our indebtedness, and our access to capital.

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

Risks Related to Our Common Stock

Our common stock currently trades on the Pink tier of OTC Markets.

Our common stock currently trades on the Pink tier of OTC Market Group LLC’s Marketplace under the symbol “SOLS.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

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

Our common stock has been in the past, and may be in the future, subject to the application of the “penny stock” rules, which could adversely affect the market price of our common stock and increase transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

●	In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. If our common stock falls below $5.00, it may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Effective January 3, 2022, our principal executive office with approximately 35,000 square feet of office space became located at 1470 Treeland Blvd SE, Palm Bay, FL 32909. The Company owns this property.

Prior to January 3, 2022, we maintained our principal offices at 2475 Palm Bay Road NE, Palm Bay, Florida 32905 where we leased four separate suites. These leases all have an expiration date of February 28, 2026:

●	Suite #120, which is approximately 3,100 square feet of office space, and a lease term that expires on February 28, 2026; and

●	Suite #7, which is approximately 1,885 square feet of office space, and has a lease term that expires on February 28, 2026; and

●	Suite #2, which is approximately 2,007 square feet of office space, and has a lease term that expires on February 28, 2026; and

●	Suite #110, which is approximately 2,808 square feet, and has a lease term that expires on February 28, 2026.

Terms of the four office leases provide for an aggregate base rent payment of $12,756 per month and are subject to annual 3% escalation charges. Two of these suites are currently vacant. We have sublet two of these suites for $3,642 for a one year period commencing on January 1, 2022 and are actively seeking to sublet the other two suites

At Abstract Medias facility we lease office space which expires on March 31, 2023 and sublease a portion of that office space to other companies. As of December 31, 2021 our net rent expense, after deducting sublease income was approximately $4,830 per month. Future minimum lease payments through the end of March 31, 2023 are $6,830 per month.

ITEM 3. LEGAL PROCEEDINGS

Except as set forth herein, as of the filing date of this Annual Report on Form 10-K, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or which our property is the subject. In addition, none of our officers, directors, affiliates or 5% stockholders (or any associates thereof) is a party adverse to us, or has a material interest adverse to us, in any material proceeding.

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

	High	Low
2022
First Quarter (January 1 – March 31) (1)	$8.00	$3.20

2021
First Quarter (January 1 – March 31)	$8.90	$3.00
Second Quarter (April 1 – June 30)	$9.00	$3.24
Third Quarter (July 1 – September 30)	$9.00	$4.00
Fourth Quarter (October 1 – December 31)	$10.50	$6.14

2020
First Quarter (January 1 – March 31)	$7.68	$2.69
Second Quarter (April 1 – June 30)	$8.64	$2.44
Third Quarter (July 1 – September 30)	$51.62	$0.52
Fourth Quarter (October 1 – December 31)	$26.00	$3.73

(1)	Reflects transactions through March 29, 2022.

Holders

On March 29, 2022, the closing bid price of our common stock as reported on the OTC Pink was $4.02 and there were approximately 335 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021 the Company recorded the following sales of unregistered securities

●	raised $4,603,979 from the sale 1,231,580 common shares to investors

●	issued 73,244 shares valued at $292,976 in connection with the acquisition of Abstract Media

●	issued an aggregate of 56,365 shares of common stock, valued at $310,000 pursuant to the Sollensys Corp 2021 Equity Incentive Plan to numerous consultants.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Sollensys Corp (the “Company” or “Sollensys”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Annual Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors,” which are included elsewhere in this Annual Report on Form 10-K.

Business Overview

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

The Acquisition of Abstract Media as described throughout this Report, closed on December 6, 2021. The Results of Operations include the activity of Abstract Media for the period December 7, 2021 through December 31, 2021, with no comparable results in the prior year period.

Results of Operations for the Twelve Months Ended December 31, 2021 Compared to the Nine Months Ended December 31, 2020

Revenue

For the year ended December 31, 2021 we recorded $182,321 in subscription revenue from the execution of our blockchain archive server agreements , compared to $180,000 from the sale of servers for the year ended December 31, 2020. As an emerging growth company we are in the process of developing our strategic business plan going forward, therefore, revenues may vary from period to period.

Cost of sales

Cost of sales was $384,908 for year ended December 31, 2021 compared to cost of sales of $30,000 for the period ended December 31, 2020. The significant increase in cost of sales is attributable to the buildout of our infrastructure in the December 31, 2021 period in anticipation for higher sales levels in 2022.

Operating expenses

Operating expense for the period ended December 31, 2021 were $4,253,875 compared to $3,063,903 for the period ended December 31, 2020. The significant increase in operating expenses in 2021 compared to 2020 is due to the buildout of the infrastructure at the Company in 2021 to support higher levels of activity and revenue generation.

During the period ended September 30, 2020 expenses of $20,843 were paid on behalf of the Company by David Lazar In connection with the August 5, 2020 change of control, the aggregate amount of $46,943 due to Mr. Lazar was forgiven and recognized as a capital contribution to the Company.

Key components of the Company’s operating expenses for the year ended December 31, 2021 include approximately $2,459,000 in payroll, consultants, staffing of temporary help and benefits (which includes approximately $242,000 in non-cash stock based compensation); approximately $962,000 in legal and professional services, and $127,000 in rent expense.

Liquidity and Capital Resources

We had $592,534 in cash on hand as of December 31, 2021.

Net cash used in operating activities was $3,717,036 for the year ended December 31, 2021 compared to $910,926 for the year ended December 31, 2020. The material increase in cash used in operating activities was primarily due to an increase of approximately $1,700,000 in operating losses in 2021(net of non-cash stock based compensation) compared to 2020 operating losses, partially offset by an increase in customers deposit in the 2021 period of approximately $553,000 over 2020 levels.

Net cash used for investing activities for the year ended December 31, 2021 was $422,453 compared to $-0- for the year ended December 31, 2020. The investing activity in 2021 was comprised of the acquisition of Abstract Media for $8,920 and the purchase of property and equipment of $413,533.

Net cash provided by financing activities was $4,602,399 for the year ended December 31, 2021 compared to $1,040,550 for the period ended December 31, 2020. The material increase during 2021 is due to an increase in proceeds from the sale of common stock of approximately $4,600,000.

During the year ended December 31, 2021, we issued 73,244 shares of our common stock valued at $292,976 to purchase Abstract, LLC.

Since we have been incurring losses from operations we have relied on ongoing sales of unregistered securities and the personnel guarantees of our CEO to obtain financing to fund our operations. During the year ended December 31, 2021 we issued 73,244 shares of our common stock to help fund our acquisition of Abstract Media. Additionally, we were able to purchase our corporate headquarters with a cash outlay of $186,087 and through the issuance of a $2,500,000 mortgage due to the personal guarantee of our CEO.

There can be no assurance that we will be able to continue to raise capital from the sale of our securities, use our securities to make acquisitions, nor can there be any assurances that our CEO will continue to provide his personal guaranty on financing transactions to help raise capital.

Financial Impact of COVID-19

The COVID-19 pandemic has affected how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and foreign governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. To protect the health and well-being of our employees, partners, and third-party service providers, we have implemented work-from-home requirements, made substantial modifications to employee travel policies, and cancelled or shifted marketing and other corporate events to virtual-only formats for the foreseeable future. While we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, the COVID-19 pandemic has disrupted the operations of our current enterprise customers, as well as many potential enterprise customers, and may continue to disrupt their operations, for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets, or other harm to their businesses and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which could negatively impact our business and results of operations, including our revenue and cash flows.

Beginning in March 2020, the U.S. and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of the COVID-19 pandemic. These factors also may adversely impact enterprise and government spending on technology as well as such customers’ ability to pay for our products and services on an ongoing basis. For example, some businesses in industries particularly impacted by the COVID-19 pandemic, such as travel, hospitality, retail, and oil and gas, have significantly cut or eliminated capital expenditures. A prolonged economic downturn could adversely affect technology spending, demand for our offerings, which could have a negative impact on our financial condition, results of operations and cash flows. Any resulting instability in the financial markets could also adversely affect the value of our common stock, our ability to refinance our indebtedness, and our access to capital.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

The Company expects to generate operating cash flow that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement expected cash flow. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable.

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

Revenue Recognition

Revenues are accounted for in accordance with the FASB’s Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).

The Company derives revenue from two sources. The Company’s primary product is the Blockchain Archive Server—a turn-key, off-the-shelf, blockchain solution that works with virtually any hardware and software combinations currently used in commerce, without the need to replace or eliminate any part of the client’s data security that is being utilized.

The second product offering is called the “Regional Service Center” which is a single unit system of 32 Blockchain Archive Servers capable of servicing up to 2,580 individual small accounts, and is marketed to existing IT service providers with established accounts. The service is delivered over the Internet and is considered software as a service “SaaS”.

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

The Company recognizes revenue when the control of the Blockchain Archive Server is transferred to the Company’s customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for these products. Control is generally transferred when products are delivered. The Company’s revenue contracts generally represent a single performance obligation to sell its products to customers. For the SaaS software, which typically involves a significant customer deposit with services provided by the Company over a 60 month period, the Company recognizes revenue ratably as service is provided over the contract period.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisition is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist primarily of customer relationships. The useful life of these customer relationships is estimated to be three years.

Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess.

New Accounting Pronouncements

The Company currently follows the guidance in ASC 840 “Leases,” which requires us to evaluate the lease agreements the Company enters into to determine whether they represent operating or capital leases at the inception of the lease.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and lease standards for certain companies. Since the Company is classified as an emerging growth company the Company is eligible for deferring the adoption of ASC 842 to December 15, 2021.

ASC 842 will be effective for the Company beginning on January, 1 2022. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

Except for the adoption of ASC 842, management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants and the SEC did not have, or are not believed by management to have, a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 2, 2021, the Company terminated the engagement of MaloneBailey, LLP (“MaloneBailey”) as the Company’s independent registered accounting firm.

MaloneBailey’s report on the Company’s financial statements for the transition period from March 31, 2020 to December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report included an explanatory paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern. Furthermore, from March 31, 2020 and through December 2, 2021, there have been no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MaloneBailey’s satisfaction, would have caused MaloneBailey to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements for the transition period from March 31, 2020 to December 31, 2020.

Except as set forth below, for the transition period from March 31, 2020 to December 31, 2020, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K. In connection with the audit of the Company’s financial statements for the transition period from March 31, 2020 to December 31, 2020, MaloneBailey identified the existence of a material weakness in the Company’s internal control over financial reporting. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which the Company identified in its internal control over financial reporting: lack of segregation of duties and multiple level of review due to limited accounting personal, lack of formal documentation surrounding internal controls, and lack of controls over proper maintenance of records. These material weaknesses have not been corrected.

The Company provided MaloneBailey with a copy of the disclosure contained herein, prior to its filing with the Securities and Exchange Commission (the “Commission”), and requested that MaloneBailey furnish the Company a letter addressed to the Commission stating whether or not it agreed with the statements herein and, if not, stating the respects in which it does not agree. MaloneBailey’s letter to the Commission was previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021.

On December 2, 2021, the Company appointed HoganTaylor LLP (“HoganTaylor”) as the Company’s new independent registered accounting firm. During the Company’s two most recent fiscal years and through December 2, 2021, neither the Company nor anyone acting on the Company’s behalf consulted HoganTaylor with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weaknesses exists due for the following reasons:

●	The Company has an ineffective control environment due to a lack of the necessary corporate accounting resources with SEC financial reporting experience to ensure consistent, complete and accurate financial reporting, as well as disclosure controls and procedures.

●	The Company has limited resources to ensure that necessary internal controls are implemented and followed throughout the Company. The limited resources result in inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances and events that could have a material impact on the Company’s financial reporting process.

The Company is addressing the ineffective controls by searching for a full-time Chief Financial Officer.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Donald Beavers	58	Chief Executive Officer, Secretary and Director

Anthony Nolte	58	Director

Anthony Motto	62	Chief Operating Officer

Biographies

Donald Beavers. Mr. Beavers is our Chief Executive Officer, Secretary, and a Director. Mr. Beavers is the founder and President of Probability and Statistics, Inc., a math and science company headquartered in Florida’s Space Coast. Founded in 2017, Probability and Statistics, Inc. develops integrated solutions powered by the latest technologies in blockchain development, artificial intelligence, additive manufacturing, multi-physics computations & specialized software application development for the public sector and private industry. Under Mr. Beavers’ leadership, the company has grown to 16 employees since its inception, has been awarded government contracts, and has received awards and certifications including a spot in GrowFL’s “Company to Watch” list in 2019. Prior to founding Probability and Statistics, Donald Beavers was the Education Director at SpaceCoast FabLab from 2015 to 2017. SpaceCoast FabLab is a learning center affiliated with MIT’s Center for Bits and Atoms. Mr. Beavers also founded Eagle Lake in May 2020. A database programmer by trade, Mr. Beavers has 20 years of experience rescuing high-profile databases around the world, and brings a wealth of technical and business experience to the Company.

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

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal or regulatory proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is fixed by our Board of Directors, subject to our articles of incorporation and our bylaws. Currently, our Board of Directors consists of three directors, with one vacancy. We do not have a standing audit, compensation or nominating committee. Rather, our full board of directors performs the functions of these committees. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Independence

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that none of our directors is “independent” as that term is defined under the listing standards of The Nasdaq Stock Market.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has a Chairman, Mr. Beavers. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. We believe that separation of the roles of Chairman and Chief Executive Officer is not necessary at this time to ensure appropriate oversight by the Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board of Directors may periodically review its leadership structure.

Our Board of Directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The audit committee will oversee management of financial risks; our Board of Directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board of Directors regularly reviews plans, results and potential risks related to our product development and commercialization efforts.

Procedures for Contacting the Board

The Board has established a process for stockholders and other interested parties to send written communications to the Board or to individual directors, as applicable. Such communications should be sent by U.S. mail addressed to:

Sollensys Corp Board of Directors

c/o Sollensys Corp

Attention: Corporate Secretary

2475 Palm Bay Rd. NE, Suite 120

Palm Bay, FL 32905

The Board has instructed the Corporate Secretary to promptly forward all communications so received to the full Board or the individual Board member(s) specifically addressed in the communication. Comments or questions regarding our accounting, internal controls or auditing matters, our compensation and benefit programs, or the nomination of directors and other corporate governance matters will remain with the full Board.

Depending on the subject matter, the Company’s Corporate Secretary will:

●	Forward the communication to the director or directors to whom it is addressed;

●	Attempt to handle the inquiry directly, for example, where it is a request for information about our Company or if it is a stock-related matter; or

●	Not forward the communication if it is primarily commercial in nature or if it relates to a topic that is not relevant to the Board or a particular committee or is otherwise improper.

Procedures for Recommending, Nominating and Evaluating Director Candidates

Recommending Director Candidates for Nomination by the Board

The Board will consider director candidates recommended by stockholders. A stockholder who wishes to recommend a director candidate for nomination by the Board at an annual meeting of stockholders or for vacancies of the Board that arise between annual meetings must provide the Board with sufficient written documentation to permit a determination by the Board whether such candidate meets the required and desired director selection criteria set forth in our bylaws. Such documentation and the name of the director candidate should be sent by U.S. mail to:

Sollensys Corp Board of Directors

c/o Sollensys Corp

Attention: Corporate Secretary

2475 Palm Bay Rd. NE, Suite 120

Palm Bay, FL 32905

Nominating Director Candidates

For director nominations to be properly brought before an annual meeting of stockholders by a stockholder, the stockholder must give timely notice in proper written form to the Secretary, consistent with the Company’s bylaws.

Evaluating Director Candidates

The Board has no formal guidelines or policy with regard to the consideration of any director candidates recommended by shareholders. The Board will consider several factors when evaluating the appropriate characteristics of candidates for service as a director. The Board initially evaluates a prospective nominee based on his or her resume and other background information that has been provided to the Board. At a minimum, director candidates must demonstrate high standards of ethics, integrity, independence, sound judgment, strength of character, and meaningful experience and skills in business or other appropriate endeavors. In addition to these minimum qualifications, the Board considers other factors it deems appropriate based on the current needs and desires of the Board, including specific business and professional experience that is relevant to the Board’s needs, including, but not limited to, Board diversity. A member of the Board will contact, for further review, those candidates who the committee believes are qualified, who may fulfill a specific Board need and who would otherwise best make a contribution to the Board. The Board is responsible for conducting, with the assistance of the Corporate Secretary, and subject to applicable law, any inquiries into the background and qualifications of the candidate. Based on the information the Board learns during this process, it determines which nominee(s) to submit for election. The Board uses a comparable process for evaluating all director candidates, regardless of the source of the recommendation.

The Board is authorized to use, as it deems appropriate or necessary, an outside consultant to identify and screen potential director candidates. No outside consultants were used during the fiscal year ended December 31, 2021 to identify or screen potential director candidates. The Board will reassess the qualifications of a current director, including the director’s attendance and contributions at Board meetings, prior to recommending a director for reelection.

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethics. The code of ethics is applicable to all of our directors, officers and employees and is available on our corporate website, www.sollensys.com. We intend to disclose any amendments to our code of ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by Messrs. Beavers and Motto (together, our “Named Executive Officers”).

2021 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Donald Beavers	2021	$176,236	$-	$-	$-	$45,816	$220,052
Chief Executive Officer	2020	$105,000	$-	$-	$-	$-	$105,000

Anthony Motto	2021	$145,388	$-	$-	$-	$11,708	$157,096
Chief Operating Officer	2020	$100,000	$-	$-	$-	$-	$100,000

Employment Agreements

We are not currently a party to any employment agreements with any of our executive officers.

Outstanding Equity Awards at Fiscal Year-End

None of the named executive officers had any outstanding equity awards at the 2020 fiscal year-end.

Sollensys Corp 2021 Equity Incentive Plan

On April 14, 2021, the Board and stockholders holding a majority of the Company’s outstanding common stock approved the Sollensys Corp 2021 Equity Incentive Plan (the “2021 Plan”).

Authorized Shares

A total of 1,000,000 shares of the Company’s common stock are authorized for issuance pursuant to the 2021 Plan. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Board.

Additionally, if any award issued pursuant to the 2021 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2021 Plan, or, with respect to restricted stock, restricted stock units (“RSUs”), performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2021 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). Shares that have actually been issued under the 2021 Plan under any award will not be returned to the 2021 Plan and will not become available for future distribution under the 2021 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares will become available for future grant under the 2021 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2021 Plan. To the extent an award under the 2021 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2021 Plan.

Notwithstanding the foregoing and, subject to adjustment as provided in the 2021 Plan, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, any shares that become available for issuance under the 2021 Plan in accordance with the foregoing.

Plan Administration

The Board or one or more committees appointed by the Board will administer the 2021 Plan. In addition, if the Company determines it is desirable to qualify transactions under the 2021 Plan as exempt under Rule 16b-3 of the Securities Exchange Act of 1934, as amended, such transactions will be structured with the intent that they satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2021 Plan, the administrator has the power to administer the 2021 Plan and make all determinations deemed necessary or advisable for administering the 2021 Plan, including the power to determine the fair market value of the Company’s common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2021 Plan, determine the terms and conditions of awards (including the exercise price, the time or times at which the awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of the 2021 Plan and awards granted under it, prescribe, amend and rescind rules relating to the 2021 Plan, including creating sub-plans and modify or amend each award, including the discretionary authority to extend the post-termination exercisability period of awards (provided that no option or stock appreciation right will be extended past its original maximum term), and to allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award. The administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type which may have a higher or lower exercise price or different terms, awards of a different type or cash, or by which the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants.

Eligibility

Awards under the 2021 Plan, other than incentive stock options, may be granted to employees (including officers) of the Company or a subsidiary, members of the Company’s Board, or consultants engaged to render bona fide services to the Company or a subsidiary. Incentive stock options may be granted only to employees of the Company or a subsidiary.

Stock Options

Stock options may be granted under the 2021 Plan. The exercise price of options granted under the 2021 Plan generally must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of each option will be as stated in the applicable award agreement; provided, however, that the term may be no more than 10 years from the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, they may exercise their option for the period of time stated in their option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the administrator determines the other terms of options.

Notwithstanding any other provision of the 2021 Plan to the contrary, the aggregate grant date fair value of all awards granted, under the 2021 Plan, to any director who is not an employee, during any fiscal year of the Company, taken together with any cash compensation paid to such director during such fiscal year, shall not exceed $300,000.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2021 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company’s common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding 10 years. After the termination of service of an employee, director or consultant, they may exercise their stock appreciation right for the period of time stated in their stock appreciation right agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of the Company’s common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock

Restricted stock may be granted under the 2021 Plan. Restricted stock awards are grants of shares of the Company’s common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2021 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to the Company); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to the Company’s right of repurchase or forfeiture.

Restricted Stock Units

RSUs may be granted under the 2021 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of the Company’s common stock. Subject to the provisions of the 2021 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned RSUs in the form of cash, in shares of the Company’s common stock or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any vesting requirements will be deemed satisfied.

Performance Units and Performance Shares

Performance units and performance shares may be granted under the 2021 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish performance objectives or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number or the value of performance units and performance shares to be paid out to participants. The administrator may set performance objectives based on the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. After the grant of a performance unit or performance share, the administrator, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance units or performance shares. Performance units shall have an initial dollar value established by the administrator on or prior to the grant date. Performance shares shall have an initial value equal to the fair market value of the Company’s common stock on the grant date. The administrator, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof.

Non-Employee Directors

The 2021 Plan provides that all non-employee directors will be eligible to receive all types of awards (except for incentive stock options) under the 2021 Plan. The 2021 Plan includes a maximum limit of $750,000 of equity awards that may be granted to a non-employee director in any fiscal year, increased to $1,500,000 in connection with his or her initial service. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with accounting principles generally accepted in the United States). Any equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to the Company’s non-employee directors.

Non-transferability of Awards

Unless the administrator provides otherwise, the 2021 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during their lifetime. If the administrator makes an award transferrable, such award will contain such additional terms and conditions as the administrator deems appropriate.

Certain Adjustments

In the event of certain changes in the Company’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2021 Plan, the administrator will adjust the number and class of shares that may be delivered under the 2021 Plan or the number, and price of shares covered by each outstanding award and the numerical share limits set forth in the 2021 Plan.

Dissolution or Liquidation

In the event of the Company’s proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control

The 2021 Plan provides that in the event of the Company’s merger with or into another corporation or entity or a “change in control” (as defined in the 2021 Plan), each outstanding award will be treated as the administrator determines, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such merger or change in control; (iii) outstanding awards will vest and become exercisable, realizable or payable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon consummation of such merger or change in control and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or change in control; (iv) (A) the termination of an award in exchange for an amount of cash or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by the Company without payment) or (B) the replacement of such award with other rights or property selected by the administrator in its sole discretion; or (v) any combination of the foregoing. The administrator will not be obligated to treat all awards, all awards a participant holds, or all awards of the same type, similarly. In the event that awards (or portion thereof) are not assumed or substituted for in the event of a merger or change in control, the participant will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and RSUs will lapse and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met, in all cases, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and the Company or any of the Company’s subsidiaries or parents, as applicable. If an option or stock appreciation right is not assumed or substituted in the event of a merger or change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the vested option or stock appreciation right will terminate upon the expiration of such period.

For awards granted to an outside director, the outside director will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, all restrictions on restricted stock and RSUs will lapse and, for awards with performance-based vesting, unless specifically provided for in the award agreement, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met.

Clawback

Awards will be subject to any Company clawback policy that the Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable laws. The administrator also may specify in an award agreement that the participant’s rights, payments or benefits with respect to an award will be subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of certain specified events. The Board may require a participant to forfeit, return or reimburse the Company all or a portion of the award or shares issued under the award, any amounts paid under the award and any payments or proceeds paid or provided upon disposition of the shares issued under the award in order to comply with such clawback policy or applicable laws.

Amendment and Termination

The administrator has the authority to amend, suspend or terminate the 2021 Plan provided such action does not impair the existing rights of any participant. The 2021 Plan automatically will terminate on April 14, 2031, unless it is terminated sooner.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2021 certain information with respect to the beneficial ownership of the Company’s common stock by:

●	Each of the directors and the Named Executive Officers;

●	All executive officers and directors as a group; and

●	Each person known by the Company to beneficially own more than 5% of the Company’s common stock based on certain filings made under Section 13 of the Exchange Act.

All such information provided by the stockholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the relevant footnotes to the table. The percent of shares beneficially owned is based on 100,638,236 shares issued and outstanding as of December 31, 2021. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Named Executive Officers and Directors:
Donald Beavers	16,957,676	(1)	16.9%
Anthony Nolte	392,545	(2)	*
Anthony Motto	7,078,753	(3)	7.0%
All directors and executive officers as a group (3 persons)	24,428,974		24.3%

*	Less than 1%.

(1)	Represents (i) 16,456,920 shares held by Mr. Beavers directly; and (ii) 500,756 shares held by children of Mr. Beavers, over which Mr. Beavers has voting and dispositive power.
(2)	Represents (i) 382,545 shares held by Mr. Nolte directly; and (ii) 10,000 shares held by Mr, Nolte’s spouse.
(3)	Represents (i) 3,578,494 shares held by Mr. Motto directly; and (ii) 3,500,259 shares held by Mr. Motto’s spouse.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all our equity compensation plans as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-	$	N/A	943,635	(2)
Equity compensation plans not approved by security holders	-	$	N/A	-

(1)	On April 14, 2021, the Board and stockholders holding a majority of the Company’s outstanding common stock approved the 2021 Plan. A total of 1,000,000 shares of the Company’s common stock are authorized for issuance pursuant to the 2021 Plan. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Board. The Board did not increase the number of shares authorized for issuance under the 2021 Plan as of January 1, 2022.
(2)	As of December 31, 2021, an aggregate of 56,365 shares of common stock had been issued under the 2021 Plan. No other securities have been issued under the 2021 Plan as of December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

●	We and any of our subsidiaries have been or will be a participant;

●	The amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	Any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Expenses of $46,943 were paid on behalf of the Company by David Lazar, the Company’s former court-appointed custodian, during the year ended December 31, 2020. In connection with the August 5, 2020 change of control, the aggregate amount of $46,943 due to Mr. Lazar was forgiven and recognized as a capital contribution to the Company.

Additionally, the following related party transactions occurred during the nine month period ended December 31, 2020.

●	Eagle Lake granted Sollensys Corp the right to use its premises without any rent obligation.

●	The Company’s CEO donated $5,311 capital to Sollensys Corp.

●	In 2020, Eagle Lake purchased 13 computer servers (used to make Blockchain Archive Servers) from Probability and Statistics, Inc, an entity owned by Mr. Beavers, the Chief Executive Officer, director and significant stockholder of Eagle Lake and Sollensys Corp. Each server was purchased for $6,000. Eagle Lake subsequently sold three of these computer servers to Sollensys Corp during the period from inception to December 31, 2020, which Sollensys Corp then sold to unrelated third parties for $45,000 each. For each of these sales, $30,000 in commission expense was paid to distributor-entity that is owned by an employee of Sollensys Corp.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

HoganTaylor LLP (“HoganTaylor”) has served as the Company’s independent registered public accounting firm since December 2, 2021. Prior to that time, MaloneBailey, LLP (“MaloneBailey”) served as the Company’s independent registered accounting firm.

The following table shows the fees that were billed for the audit and other services provided by HoganTaylor and MaloneBailey for the fiscal years ended December 31, 2021 and 2020.

	HoganTaylor		MaloneBailey
	Fiscal Year Ended December 31,		Fiscal Year Ended December 31,
	2021	2020	2021	2020
Audit fees (1)	$92,000	$-	$29,000	$48,000
Audit-related fees (2)	87,500	-	3,000	-
Tax fees (3)	-	-	-	-
All other fees (4)	-	-	-	-
Total	$179,500	$-	$32,000	$48,000

(1)	Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees—This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include historical audits of the businesses acquired, consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.
(3)	Tax Fees—This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees—This category consists of fees for other miscellaneous items.

Board of Directors Pre-Approval Process, Policies and Procedures

All audit and permissible non-audit services provided by our independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent registered public accounting firm and management periodically report to the board of directors regarding the extent of services provided by the independent registered public accounting firm. Consistent with the board of directors’ policy, all audit and permissible non-audit services provided by our independent registered public accounting firm were pre-approved by our board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document
2.1	Share Exchange Agreement dated November 30, 2020 by and between Sollensys Corp, Eagle Lake Laboratories, Inc., the Eagle Lake Shareholders and Donald Beavers as the representative of the Eagle Lake Shareholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report of Form 8-K filed with the Commission on November 30, 2020).
2.2	Membership Interest Exchange Agreement, dated as of October 15, 2021, by and among (i) the Company; (ii) Abstract Media, LLC, (iii) each of the members of Abstract Media, LLC; and (iv) Andrew Baker as the representative of the members of Abstract Media, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2021).
2.3	Merger Agreement, dated as of October 26, 2021, by and among (i) the Company; (ii) S-CC Merger Sub, Inc.; (iii) S-Solutions Merger Sub, Inc.; (iv) Celerit Corporation; (v) Celerit Solutions Corporation; and (vi) Terry Rothwell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 29, 2021).
2.4	Amendment to Merger Agreement, dated as of January 28, 2022, by and among the registrant, S-CC Merger Sub, Inc., S-Solutions Merger Sub, Inc.; Celerit Corporation; Celerit Solutions Corporation; and Terry Rothwell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 3, 2022).
3.1	Amended and Restated Bylaws of Sollensys Corp (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 11, 2020).
3.2	Certificate of Change to Articles of Incorporation, effective as of September 18, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 14, 2020).
3.3	Certificate of Correction filed with the Secretary of State of Nevada on October 8, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2020).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on October 8, 2020 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2020).
3.5	Certificate of Designations filed with the Secretary of State of Nevada on October 8, 2020 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2020).
3.6	Certificate of Withdrawal for Series A Preferred Stock Designation Filed October 14, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2020).
3.7	Certificate of Amendment filed with the Secretary of State of Nevada on October 14, 2020 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2020).
10.1	Reseller Agreement between the registrant and Eagle Lake Laboratories, Inc. dated August 20, 2020 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2020).
10.2	Argus RFID IP Purchase and Assignment Agreement dated August 12, 2020 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2020).
10.3†	Sollensys Corp 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2021).
10.4	Commercial Contract, entered into on April 2, 2021 by and between the registrant and MRIGlobal (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 28, 2021).
10.5	Addendum to Contract, entered into on April 27, 2021, by and between the registrant and MRIGlobal (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 28, 2021).
21.1*	List of Subsidiaries.
23.1*	Consent of independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLLENSYS CORP

Dated: March 30, 2022	By:	/s/ Donald Beavers
Donald Beavers
Chief Executive Officer
(principal executive officer, principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Donald Beavers his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2022	By:	/s/ Donald Beavers
Donald Beavers
Chief Executive Officer and Director
(principal executive officer, principal financial officer and principal accounting officer)

Dated: March 30, 2022	By:	/s/ Anthony Nolte
Anthony Nolte
Director

SOLLENSYS CORP

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sollensys Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sollensys Corp and its subsidiaries (the Company) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a significant working capital deficiency, and needs to raise additional funds to meet its obligations and sustain its operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ HoganTaylor LLP

We have served as the Company's auditor since 2021.

Tulsa, Oklahoma

March 30, 2022

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor from 2020 to 2021.

Houston, Texas

March 31, 2021

SOLLENSYS CORP

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$592,534	$129,624
Accounts receivable	1,717	-
Inventory	78,000	54,000
Prepaid expenses	60,749	-
Total current assets	733,000	183,624
Property and equipment, net	2,944,830	-
Other assets	17,994	-
Goodwill	200,199	-
Intangible assets, net	194,638	-
Total assets	$4,090,661	$183,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,268	$-
Accrued expenses	195,589	46,134
Deferred revenue	437,731	17,143
Notes payable	2,505,553	-
Total current liabilities	3,205,141	63,277
Notes payable - long term	19,137	-
Deferred revenue - long term	205,714	72,857
Total liabilities	3,429,992	136,134

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 100,715,736 and 99,354,547 shares issued and outstanding as of December 31, 2021 and 2020, respectively	100,716	99,355
Additional paid-in capital	8,527,616	3,390,213
Accumulated deficit	(7,967,663)	(3,442,078)
Total stockholders’ equity	660,669	47,490
Total liabilities and equity	$4,090,661	$183,624

The accompanying footnotes are an integral part of these consolidated financial statements.

SOLLENSYS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

	Year ended	Nine months ended
	December 31,	December 31,
	2021	2020
Revenue	$182,321	$180,000
Cost of sales	384,908	30,000
Gross margin	(202,587)	150,000

Operating expenses:
General and administrative expense	4,253,875	3,063,903
Total operating expenses	4,253,875	3,063,903
Loss from operations	(4,456,462)	(2,913,903)
Other income (expense)

Gain on extinguishment of debt	-	85,771
Interest expense	(69,123)	-
Total other income (expense), net	(69,123)	85,771
Loss before income taxes	(4,525,585)	(2,828,132)
Provision (benefit) for income taxes	-	-
Net loss	$(4,525,585)	$(2,828,132)

Basic and diluted loss per common share	$(0.05)	$(0.19)

Weighted-average number of common shares outstanding:
Basic and diluted	99,719,004	14,910,512

The accompanying footnotes are an integral part of these consolidated financial statements.

SOLLENSYS CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

	Preferred Stock				Additional	Retained	Total
	Series A		Common stock		Paid-in	Earnings	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
March 31, 2020	-	-	4,183,962	4,184	497,891	(613,946)	(111,871)

Issuance of shares to related party	19,000,000	19,000			1,881,000		1,900,000

Conversion of preferred stock	(19,000,000)	(19,000)	95,000,000	95,000	(76,000)		-

Sale of common stock by Eagle Lake prior to merger					945,550		945,550

Issuance of odd lot shares on conversion			143,585	144	(144)		-

Related party loans reclassified as a capital contribution					46,943		46,943

Capital contribution from shareholder					500		500

Private placement of common shares			27,000	27	94,473		94,500

Net loss		-		-	-	(2,828,132)	(2,828,132)

December 31, 2020	-	$-	99,354,547	$99,355	$3,390,213	$(3,442,078)	$47,490

	Preferred Stock				Additional	Retained	Total
	Series A		Common stock		Paid-in	Earnings	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
Balance, December 31, 2020	-	$-	99,354,547	$99,355	$3,390,213	$(3,442,078)	$47,490

Stock based compensation			56,365	56	241,753		241,809

Private placement of common shares			1,231,580	1,232	4,602,747		4,603,979

Shares issued in connection with the acquisition of Abstract			73,244	73	292,903		292,976

Net loss		-		-	-	(4,525,585)	(4,525,585)

Balance, December 31, 2021	-	$-	100,715,736	$100,716	$8,527,616	$(7,967,663)	$660,669

The accompanying footnotes are an integral part of these consolidated financial statements.

SOLLENSYS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

	Year ended	Nine months ended
	December 31	December 31
	2021	2020
Cash flows from operating activities
Net loss	$(4,525,585)	$(2,828,132)
Stock-based compensation	241,809	1,900,000
Gain on extinguishment of debt	-	(85,771)
Depreciation and amortization	16,001	-
Changes in operating assets and liabilities:
Accounts receivable	37,627	-
Prepaid expenses	(60,749)	(54,000)
Inventory	(24,000)	-
Other assets	(13,694)	-
Accounts payable	12,002	-
Accrued expenses	46,108	66,977
Deferred revenues	553,445	90,000
Net cash used in operating activities	(3,717,037)	(910,926)

Cash flows from investing activities
Acquisition of a business, net of cash acquired	(8,920)	-
Purchase of property and equipment	(413,533)	-
Net cash used in operating activities	(422,453)	-

Cash flows from financing activities:
Sale of common stock by Eagle Lake prior to the merger	-	945,550
Payments on notes payable	(1,580)	-
Proceeds from the sale of common stock	4,603,979	94,500
Capital contribution from shareholder	-	500
Net cash provided by financing activities	4,602,399	1,040,550

Net increase in cash and cash equivalents	462,911	129,624
Cash and cash equivalents at beginning of period	129,624	-
Cash and cash equivalents at end of period	$592,534	$129,624

Supplemental disclosure of cash flow information:
Cash paid for interest	61,623	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash activities:
Issuance of shares due to rounding	$-	$144
Conversion of preferred stock to common stock	$-	$95,000
Expenses paid on behalf of the Company by related party	$-	$20,843
Forgiveness of debt by former related party due to a change of control	$-	$46,943
Common stock issued for the acquisition of a business	$292,976	$-
Acquisition of a property and equipment with debt	$2,526,270	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

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

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

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

On December 29, 2020, the Company’s Board approved the change in the Company’s fiscal year-end from March 31 to December 31.

On October 15, 2021, the Company entered into a Membership Interest Exchange Agreement (the “Agreement”), dated as of October 15, 2021, by and among (i) the Company; (ii) Abstract Media, LLC (“Abstract Media”), (iii) each of the members of Abstract Media (collectively, the “Abstract Media Members”); and (iv) Andrew Baker as the representative of the Abstract Media Members (the “Members’ Representative”). The Acquisition closed on December 6, 2021.

Abstract Media is a Texas limited liability company formed in October 2011, with the goal of improving user engagement using visualization tools. The Company has evolved into an interactive media and software development company to optimize effective corporate learning, operational workflow and communication using technology in the augmented reality or virtual reality space. Abstract Media conducts its operations from its office location in Houston, Texas.

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

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

NOTE 2 – GOING CONCERN

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of December 31, 2021, the Company had a working capital deficit of $2,472,140 and an accumulated deficit of $7,967,663.

The Company expects to generate operating cash flows that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement expected cash flow. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable.

The Company may attempt to raise capital in the near future through the sale of equity or debt financing; however, there can be assurances the Company will be successful in doing so. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the FASB’s ASC, which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Eagle Lake and Abstract Media. All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2021 and December 31, 2020, the Company’s cash equivalents totaled $592,534 and $129,624, respectively. The Company maintains accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation (FDIC). Cash balances at times are in excess of FDIC insurance limits.

Property and Equipment

Property and equipment are recorded at historical cost. Major renewals and improvements are capitalized, while normal repairs and maintenance are expensed in the period incurred. Depreciation and amortization are computed using the straight-line method over the asset’s estimated useful life. Computer equipment and office furnishings estimated useful lives range from 5 to 7 years, while buildings life is approximately 39 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

Intangible Assets

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of primarily of customer relationships with an estimated useful life of three years.

Goodwill

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers.

Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future.

Long-Lived Asset Impairment

Long-lived assets, other than goodwill and indefinite-lived intangible assets, are evaluated for impairment when changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the projected undiscounted cash flow is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such impairment loss is recognized in the consolidated statements of operations in the period in which the determination is made.

Revenue Recognition

Revenues are accounted for in accordance with the FASB’s Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).

The Company derives revenue from two sources. The Company’s primary product is the Blockchain Archive Server—a turn-key, off-the-shelf, blockchain solution that works with virtually any hardware and software combinations currently used in commerce, without the need to replace or eliminate any part of the client’s data security that is being utilized.

The second product offering is called the “Regional Service Center” which is a single unit system of 32 Blockchain Archive Servers capable of servicing up to 2,580 individual small accounts, and is marketed to existing IT service providers with established accounts. The service is delivered over the Internet and is considered software as a service “SaaS”.

For the year ended December 31, 2021 we recorded $182,321 in subscription revenue from the execution of our blockchain archive services agreements, compared to $180,000 from the sale of servers for the year ended December 31, 2020.

The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for the products and/or services. To achieve this principle, the Company applies the following five steps:

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

1.	Identify the contract with the customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to performance obligations in the contract, and

5.	Recognize revenue when or as the Company satisfies a performance obligation.

The Company recognizes revenue when the control of the products is transferred to the Company’s customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for these products. Control is generally transferred when products are delivered. The Company’s revenue contracts generally represent a single performance obligation to sell its products to customers. For the SaaS software, which typically involves a significant customer deposit with services provided by the Company over a 60 month period, the Company recognizes revenue ratably as service is provided over the contract period.

Deferred Revenue

Under the terms of the Company’s regional service center contracts, the Company requires a substantial deposit in advance of the support work required to be performed by the Company. All deposits that have not been deemed earned by the Company following the guidelines of ASC 606 are considered to be contract liabilities and are classified as deferred revenue on the Company’s consolidated balance sheets. As of December 31, 2021, the current balance of deferred revenue was $437,731 and the long-term balance was $205,714, compared to $17,143 and $72,857, respectively at December 31, 2020. During the year ended December 31, 2021 the Company recognized $17,143 or revenue that had been deferred as of December 31, 2020.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amount which are considered “more likely than not” to be realized. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit. On Dec. 18, 2019, FASB released Accounting Standards Update (ASU) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of GAAP without compromising information provided to users of financial statements. The Company adopted this guidance on January 1, 2021 which had no impact on the Company’s consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in ASC 718, Stock Compensation, for disclosure about stock-based compensation. This section requires a public entity to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Once the fair value is established for the grant, the aggregate expenses will be recognized over the period during which service is provided on a straight-line basis.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. In accordance with ASC 850, the Company’s consolidated financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, as well as transactions that are eliminated in the preparation of financial statements.

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2021 and 2020, there were no instruments which would have a dilutive effect.

Recently Issued Accounting Pronouncements

Leases

The Company currently follows the guidance in ASC 840 “Leases,” which requires us to evaluate the lease agreements the Company enters into to determine whether they represent operating or capital leases at the inception of the lease.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and lease standards for certain companies. Since the Company is classified as a small reporting company and has a calendar-year end companies the Company eligible for deferring the adoption of ASC 842 to December 15, 2021.

ASC 842 will be effective for the Company beginning on January 1, 2022. We do not believe that the adoption of this guidance will have a material impact on our financial statements

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

NOTE 4 – PROPERTY AND EQUIPMENT

At December 31, 2020, property and equipment amounted to $-0-. At December 31, 2021, property and equipment is comprised of the following:

Schedule Of Property Plant And Equipment	2021
Land	$484,197
Buildings	1,946,586
Building improvements	270,472
Furniture and fixtures	179,432
Equipment	93,627
Vehicles	31,223
Subtotal	3,005,537
Less: accumulated depreciation	(60,707)
Total	$2,944,830

Depreciation expense for the periods ended December 31, 2021 and 2020, was $10,140 compared to $-0-, respectively.

On September 8, 2021, the Company acquired a building in Palm Bay, Florida with approximately 36,810 square feet of office space for $2,430,762 excluding closing costs. Since the building has not yet been occupied, no depreciation has been recorded for the period ended December 31, 2021. In February 2022, the Company occupied the building and commenced operations from this facility. As a result began depreciating the building over a 39 year period.

NOTE 5 – NOTES PAYABLE

On September 8, 2021, the Company acquired a building in Palm Bay, Florida.. The Company purchased the building by entering into a $2,500,000 mortgage note payable.

The terms of the mortgage note payable call for monthly interest only payments of approximately $10,000 each through December 2021 at an interest rate of 4.75%. Effective January 8, 2022, monthly mortgage payments of principal and interest of $16,250 each, at an interest rate of 4.75% per annum, with a maturity date of December 8, 2024 and a balloon principal payment due of approximately $2,270,000. The mortgage is secured by the underlying real estate all equipment and fixtures owned or subsequently acquired, and 500,000 shares of the Company’s common stock pledged by the Company’s CEO, as well his personal guarantee for the full amount of the mortgage. Additionally, the mortgage note payable provides the lender a due on demand feature at the discretion of the lender. As a result, the Company has recorded the outstanding balance of the note payable as a current liability at December 31, 2021.

The Company has a vehicle loan which requires monthly payments of principal and interest in the amount of $710. The loan matures August 2025, bears interest at 13.1%, and is secured by the specific vehicle.

At December 31, 2021, the aggregate maturities of notes payable for the next five years and thereafter are as follows:

Schedule Of Maturities Notes Payable
2022	2,505,553
2023	12,687
2024	6,450
Total	$2,524,690

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

NOTE 6 – BUSINESS ACQUISITION

On October 15, 2021, the Company entered into a Membership Interest Exchange Agreement (the “Agreement”), dated as of October 15, 2021, by and among (i) the Company; (ii) Abstract Media, LLC (“Abstract Media”), (iii) each of the members of Abstract Media (collectively, the “Abstract Media Members”); and (iv) Andrew Baker as the representative of the Abstract Media Members (the “Members’ Representative”). The Acquisition closed on December 6, 2021.

Pursuant to the terms of the Agreement, the Company agreed to acquire from the Abstract Media Members all of the membership interests of Abstract Media held by the Abstract Media Members, representing 100% of the membership interests of Abstract Media, in exchange for the issuance by the Company to the Abstract Media Members of (i) shares of the Company’s common stock, plus (ii) $15,000 paid to the Abstract Media members, plus (iii) $15,000 to be paid solely to John Swain as additional consideration for Mr. Swain’s membership interests (the “Acquisition”).

Pursuant to the terms of the Agreement, on December 6, 2021, the Abstract Media Members assigned their respective membership interests in Abstract Media to the Company, and Abstract Media became a wholly owned subsidiary of the Company. In exchange therefor, on December 6, 2021, the Company issued to the Abstract Media Members an aggregate of 73,244 shares of the Company’s common stock.

For the acquisition of Abstract Media, the following table summarizes the acquisition date fair value of consideration paid, identifiable assets acquired and liabilities assumed:

Consideration paid

Cash and cash equivalents	$30,000
Common stock, 73,244 shares of the Company restricted common stock valued at $4.00 per share	292,976
Net liabilities assumed	77,422
Fair value of total consideration paid	$400,398

Net assets acquired and liabilities assumed

Cash and cash equivalents	$21,080
Accounts receivable	39,345
Other current assets	19,758
Fixed assets, net	15,467
Total assets	$95,650

Accounts payable	69,724
Accrued liabilities	103,348
Total liabilities	173,072

Net liabilities assumed	$77,422

The Company has allocated the fair value of the total consideration paid of $400,398 to $200,199 to goodwill and the same amount of $200,199 to intangible assets with a life of three years. The value of goodwill represents Abstract Media’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill at December 31, 2021. The Company’s accounting for the acquisition of Abstract Media is incomplete. Management is performing a valuation study to calculate the fair value of the acquired intangible assets, which it plans to complete within the one-year measurement period.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Abstract Media for the years ended December 31, 2021, and December 31, 2020, on a pro forma basis, as though the companies had been combined as of January 1, 2020. The pro forma earnings for the years ended December 31, 2021, and December 31, 2020, were adjusted to include intangible amortization expense of $66,733 and $66,733, respectively. The $109,831 of acquisition-related expenses were excluded from the year ended December 31, 2021, and included in the year ended December 31, 2020, as if the acquisition occurred at January 1, 2020. The unaudited pro forma financial information does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on January 1, 2020, nor should it be taken as indicative of future consolidated results of operations.

	(Unaudited)
	Years Ended
	December 31,	December 31,
	2021	2020

Total net sales	$602,954	$773,006
Loss from operations	(4,666,352)	$(3,233,046)
Net loss	(4,494,088)	$(3,006,958)

Basic and fully diluted loss per share	$(0.05)	$(0.20)
Weighted average shares outstanding	99,800,723	14,983,756

NOTE 7 – INTANGIBLE ASSETS

As of December 31, 2021 the balance of intangible assets was $194,638. During the year ended December 31, 2021 and the nine-month period ended December 31, 2020 the Company recorded $5,561 and $-0- in amortization expense. As discussed in Note 6, the intangible assets have been valued based on provisional estimates of fair value and are subject to change as the Company completes its valuation assessment by the completion of the one year measurement period. Amortization for the following fiscal years is estimated to be: 2022 - $66,733; 2023 - $66,733; and 2024 - $61,172.

NOTE 8 – ACCRUED EXPENSES

As of December 31, 2021, and December 31, 2020, the balances of accrued expenses were $195,589 and $46,134 respectively. The accrued expenses as of December 31, 2021, were comprised of $123,168 in credit card payables, $24,629 in accrued rent, $13,566 in accrued interest and $34,226 in miscellaneous accrued liabilities. The accrued expenses as of December 31, 2020, were comprised of $12,634 in credit card payables and $33,500 in miscellaneous accrued liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, the Company has a contract with a member of management to provide service to them. For that service the member of management paid a deposit of $90,000, which is currently reflected as deferred revenue at December 31, 2021.

Expenses of $46,943 were paid on behalf of the Company by David Lazar, the Company’s former court-appointed custodian, during the nine month period ended December 31, 2020. In connection with the August 5, 2020 change of control, the aggregate amount of $46,943 due to Mr. Lazar was forgiven and recognized as a capital contribution to the Company.

Additionally, the following related party transactions occurred during the nine month period ended December 31, 2020.

●	Eagle Lake granted Sollensys Corp the right to use its premises without any rent obligation.

●	The Company’s CEO donated $5,311 capital to Sollensys Corp.

●	In 2020, Eagle Lake purchased 13 computer servers (used to make Blockchain Archive Servers) from Probability and Statistics, Inc, an entity owned by Mr. Beavers, the Chief Executive Officer, director and significant stockholder of Eagle Lake and Sollensys Corp. Each server was purchased for $6,000. Eagle Lake subsequently sold three of these computer servers to Sollensys Corp during the period from inception to December 31, 2020, which Sollensys Corp then sold to unrelated third parties for $45,000 each and recorded $135,000 in revenue and $90,000 in gross margin on these sales. For each of these sales, $30,000 in commission expense was paid to distributor-entity that is owned by an employee of Sollensys Corp.

●	During the nine months ended December 31, 2020, the Company received a legal opinion that the statute of limitations per Nevada law for any claims to be made relating to liabilities that had been recorded on the Company’s books and records dating back to 2013 and prior, had expired. As a result, the Company determined it no longer had any liability for accrued expenses or an advance to stockholder and recorded “other income” as a gain on the extinguishment of debt of $85,771 on its statements of operations for the period ended December 31, 2020.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

NOTE 10 – INCOME TAXES

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

	December 31,	December 31,
Rate Reconciliation	2021	2020
Pre-tax book loss	$(4,525,585)	$(2,828,132)
Provision at statutory rate	(1,177,000)	(593,900)
Permanent differences	63,000	473,900
Change in valuation allowance	1,114,000	120,000
Total tax expense (benefit) current and deferred	$-	$-

Net deferred tax assets consist of the following:

Deferred tax assets	12/31/2021	12/31/2020
Deferred tax assets by jurisdiction
Federal	$962,300	$93,300
State	271,700	26,700
Valuation allowance	(1,234,000)	(120,000)
Net deferred tax assets	$-	$-

Deferred tax assets by components
Intangible assets	$4,800	$4,800
Net operating loss	1,229,200	115,200
Valuation allowance	(1,234,000)	(120,000)
Net deferred tax assets	$-	$-

As of December 31, 2021, the Company had federal, and state net operating loss carryforwards of approximately $4,800,000 with no expiration date to use these credits, that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The Company has reviewed the scheduled reversals of the deferred tax assets and its projected taxable income in conjunction with the changes in tax laws enacted and determined a valuation allowance is required at December 31, 2021 and 2020. The December 31, 2021 and 2020, results of operations include an increase in our valuation allowance of $1,114,000 and $120,000, respectively. We established the valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss by jurisdiction in which we operate. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make estimates and assumptions regarding future taxable income, and other business considerations. Changes in these estimates and assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances. The Company has not undertaken an analysis of Section IRS Section 382 and cannot determine at this time whether the NOL will be subject to limitations due to a change in control

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

NOTE 11 – STOCK BASED COMPENSATION

During the year ended December 31, 2021, the Company issued 56,365, free trading common shares to various consultants in lieu of cash payment. The awards were valued at the market price on the date of grant. The shares were valued at $310,048 and are amortized and vest ratably over the one year service period that the consultants provided service over. As of December 31, 2021 the Company expensed $241,809 of the value of the shares issued. The remaining unamortized stock based compensation amount of $68,239 will be amortized to expense through August 2022. Of the 56,365 shares issued, 45,274 have vested during 2021, and 11,091 remain unvested at December 31, 2021.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

On December 31, 2021, and December 31, 2020, there were 10,000,000 shares of Series A preferred stock authorized, with -0- shares issued and outstanding at both periods, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2021 and December 31, 2020, respectively, there were 100,713,236 and 99,354,547 shares of common stock issued and outstanding.

During the year ended December 31, 2021 the Company:

●	raised $4,603,979 from the sale 1,231,580 common shares to investors

●	issued 73,244 shares valued at $292,976 in connection with the acquisition of Abstract Media

●	issued an aggregate of 56,365 shares of common stock, valued at $310,048 pursuant to the Sollensys Corp 2021 Equity Incentive Plan to numerous consultants.

During the nine months ended December 31, 2021, the Company:

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

Prior to the merger with Sollensys, Eagle Lake raised $945,550 from the sale of common stock. Eagle Lake’s class of common stock was eliminated after it merged with the Company.

In December 2020, the Company raised $94,500 from the sale of 27,000 shares of common stock to accredited investors.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2021 and the Nine Months Ended December 31, 2020

NOTE 13 – LEASES

Effective January 3, 2022, the Company’s principal executive office with approximately 35,000 square feet of office space became located at 1470 Treeland Blvd. SE, Palm Bay, Fl. 32909. The Company owns this property.

Prior to January 3, 2022, the Company maintained its principal offices at 2475 Palm Bay Road NE, Palm Bay, Florida 32905 where it leased four separate suites. These leases all have an expiration date of February 28, 2026:

●	Suite #120, which is approximately 3,100 square feet of office space, and a lease term that expires on February 28, 2026; and

●	Suite #7, which is approximately 1,885 square feet of office space, and has a lease term that expires on February 28, 2026; and

●	Suite #2, which is approximately 2,007 square feet of office space, and has a lease term that expires on February 28, 2026; and

●	Suite #110, which is approximately 2,808 square feet, and has a lease term that expires on February 28, 2026.

Terms of the four office leases provide for an aggregate base rent payment of $12,756 per month and are subject to annual 3% escalation charges. Two of these suites are currently vacant. The Company has sublet two of these suites for $3,642 for a one year period commencing on January 1, 2022.

At Abstract Media the Company leases office space which expires on March 31, 2023 and sublease a portion of the office space to other companies. As of December 31, 2021 our net rent expense, after deducting sublease income was approximately $4,830 per month. Lease payments through the end of March 31, 2023 are $6,830 per month.

The Company’s minimum annual future obligations under all existing operating leases, net of sublet income for each of the next five years are as follows:

2022	$180,905
2023	171,631
2024	157,065
2025	161,777
2026	27,772
Total	$699,150

NOTE 14 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

Subsequent to year end, the Company sold 158,750 shares of restricted common stock to two investors and raised $510,000 in proceeds.