Form 10-Q
period 2022-03-31
SOLLENSYS CORP.
filed 2022-05-16
CIK 1519177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

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

As of May 16, 2022, the registrant had 104,925,598 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLLENSYS CORP.

Consolidated Balance Sheets

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$18,782	$592,534
Accounts receivable	187,158	1,718
Inventory	78,000	78,000
Prepaid expenses	-	60,749
Total current assets	283,940	733,000
Property, plant and equipment, net	2,935,968	2,944,830
Right of use assets	495,538	-
Other assets	27,994	17,994
Goodwill	200,199	200,199
Intangible assets, net	177,954	194,638
Total assets	$4,121,593	$4,090,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$116,620	$66,268
Accrued expenses	315,065	195,589
Deferred revenue	414,873	437,731
Operating lease liability - current portion	127,055	-
Related party loans	20,000	-
Notes payable	2,686,574	2,505,553
Total current liabilities	3,680,187	3,205,141
Notes payable - long term	17,597	19,137
Operating lease liabilities - long term	414,444	-
Deferred revenue - long term	192,857	205,714
Total liabilities	4,305,085	3,429,991

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 100,874,486 and 100,715,736 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	100,875	100,716
Additional paid-in capital	9,088,307	8,527,616
Accumulated deficit	(9,372,674)	(7,967,663)
Total stockholders’ equity (deficit)	(183,492)	660,669
Total liabilities and stockholders’ equity (deficit)	$4,121,593	$4,090,661

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenue	$444,096	$71,429
Cost of sales	396,656	32,344
Gross margin	47,440	39,085

Operating expenses:
General and administrative expense	1,360,544	563,557
Total operating expenses	1,360,544	563,557
Loss from operations	(1,313,105)	(524,472)
Other income (expense)
Interest expense	(45,945)	-
Total other income (expense)	(45,945)	-
Loss before income taxes	(1,359,050)	(524,472)
Provision (benefit) for income taxes	-	-
Net loss	$(1,359,050)	$(524,472)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	100,751,486	99,374,928

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

Consolidated Statements of Changes in Stockholder’s Equity (Deficit)

(unaudited)

	Preferred Stock Series A		Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	(Deficit)	(Deficit)
Balance, December 31, 2020	-	-	99,354,547	$99,355	$3,390,213	$(3,442,078)	$47,490

Private placement of common shares			36,572	37	111,464		111,501

Net loss		-				(524,472)	(524,472)

Balance, March 31, 2021	-	$-	99,391,119	$99,392	$3,501,677	$(3,966,550)	$(365,481)

	Preferred Stock Series A		Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	(Deficit)	(Deficit)
Balance, December 31, 2021	-	$-	100,715,736	$100,716	$8,527,616	$(7,967,663)	$660,669

Impact of the adoption of ASC 842						(45,961)	(45,961)

Private placement of common shares			158,750	159	509,842		510,001

Net loss		-				(1,359,050)	(1,359,050)

Stock based compensation					50,849		50,849

Balance, March 31, 2022	-	$-	100,874,486	$100,875	$9,088,307	$(9,372,673)	$(183,492)

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash flows from operating activities
Net loss	$(1,359,050)	$(524,472)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	50,849	-
Depreciation and amortization	41,622	-
Changes in operating assets and liabilities:
Accounts receivable	(185,440)	-
Prepaid expenses	60,749	-
Other assets	(10,000)	-
Accounts payable	50,353	42,508
Accrued expenses	119,476	71,561
Deferred revenues	(35,715)	191,429
Net cash used in operating activities	(1,267,156)	(218,974)

Cash flows from investing activities
Purchase of fixed assets	(16,077)	-
Net cash used in investing activities	(16,077)	-

Cash flows from financing activities:
Proceeds from notes payable	199,960	-
Payments on notes payable	(20,480)	-
Proceeds from related party loans	20,000
Proceeds from the sale of common stock	510,001	111,501
Net cash provided by financing activities	709,481	111,501

Net decrease in cash and cash equivalents	(573,752)	(107,473)
Cash and cash equivalents at beginning of period	592,534	129,624
Cash and cash equivalents at end of period	18,782	$22,151

Supplemental disclosure of cash flow information:
Cash paid for interest	$45,945	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sollensys Corp (“Sollensys” or the “Company”) was formerly a development stage company, incorporated in Nevada on September 29, 2010, under the name Health Directory, Inc.

Eagle Lake Laboratories, Inc (“Eagle Lake”) is a Florida-based science, technology, and engineering solutions corporation offering products that ensure their clients’ data integrity through the collection, storage, and transmission. The Company expects to generate revenue with Eagle’s innovative flagship product, the Blockchain Archive Server™ that can be utilized to protect client data from ransomware. Blockchain technology is a leading-edge tool for data security, providing an added layer of security against data loss due to malware.

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

Basis of Presentation

In the opinion of Sollensys, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Form 10-K for such period. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Sollensys include its wholly-owned subsidiaries, Eagle Lake, and Abstract Media. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Celerit Merger

On October 26, 2021, the Company entered into a Merger Agreement (“Merger Agreement”) by and among (i) the Company; (ii) S-CC Merger Sub, Inc., a wholly owned subsidiary of the Company (“S-CC Merger Sub”); (iii) S-Solutions Merger Sub, Inc., a wholly owned subsidiary of the Company (“S-Solutions Merger Sub”); (iv) Celerit Corporation (“Celerit”); (v) Celerit Solutions Corporation (“Celerit Solutions”); and (vi) Terry Rothwell (collectively, (i)-(v), the “Merger Parties”).

On the terms and subject to the conditions set forth in the Merger Agreement, as subsequently amended, and subject further to acceptance of Articles of Merger filed on the Closing Date with the Secretary of State of Arkansas (“SOS AR”), on April 7, 2022 (the “Closing Date”): (i) Celerit merged with and into S-CC Merger Sub (the “Celerit Merger”), and the separate corporate existence of S-CC Merger Sub ceased, with Celerit as the surviving corporation (the “Celerit Surviving Corporation”); and (ii) Celerit Solutions merged with and into S-Solutions Merger Sub (the “Celerit Solutions Merger”), and the separate corporate existence of S-Solutions Merger Sub ceased, with Celerit Solutions as the surviving corporation (the “Celerit Solutions Surviving Corporation”) (the Celerit Merger and Celerit Solutions Merger together, the “Mergers”). On the Closing Date, SS-Merger Sub and S-Solutions Merger Sub filed Articles of Merger with the SOS AR, which are currently pending.

By virtue of, and simultaneously with, the Celerit Merger and without any further action (other than the acceptance by the SOS AR of the applicable Articles of Merger or as otherwise required pursuant to applicable law) on the part of the Merger Parties, at the effective time of the Mergers (the “Effective Time”), the Celerit Merger was completed and the Celerit Solutions Merger was completed.

Aggregate consideration for the Mergers consisted of (i) $2,695,000, subject to certain adjustments set forth in the Merger Agreement, as amended (the “Cash Consideration”), and (ii) 4,000,000 shares of Sollensys common stock (the “Sollensys Shares”). The Cash Consideration was paid to Terry Rothwell via the issuance to Terry Rothwell at the closing of a promissory note of Sollensys (the “Rothwell Note”). Additional consideration of $10,000 was paid to Terry Rothwell. The Rothwell Note has a principal amount of $2,695,000, bears simple interest at a rate of 0.0001% to the maturity date, June 30, 2022, and, if not paid at maturity, the Rothwell Note accrues simple interest at 6% per year until paid. There is no penalty or premium for prepayment. In the event of a default, Sollensys has agreed to pay Terry Rothwell’s reasonable legal fees and costs of collection.

Real Estate Agreement

Terry Rothwell and George Rothwell are the members of CRE Holdings, LLC (“CRE”), the owner of two office buildings, a vacant commercial lot and a condominium. The office buildings are leased by Celerit. The Merger Parties expect that, shortly after the Effective Time, Sollensys, CRE, Terry Rothwell and George Rothwell shall enter into an agreement (the “CRE Agreement”) related to the purchase by Sollensys of the two office buildings, a vacant commercial lot and a condominium, as well as other assets owned by CRE, Terry Rothwell and George Rothwell (the “CRE Transactions”). The purchase price for the CRE properties is $3,295,000. The closing of the CRE Transactions shall occur on a mutually agreeable date and time in accordance with the terms and conditions of the CRE Agreement. If the closing does not occur on or before June 30, 2022, Sollensys will be obligated to pay an monthly rent of $50,000 in addition to the then-existing lease obligations. The CRE Agreement and the CRE real estate transactions operate independently of the Merger Agreement, as amended, and the other transactions contemplated therein.

Director Appointments

Effective as of the Closing Date, (i) the Sollensys Board of Directors was expanded by one person, and Terry Rothwell was named as a director; (ii) Celerit Surviving Corporation’s board of directors expanded the size of Celerit Surviving Corporation’s board of directors by two persons, and named Messrs. Anthony Nolte and Donald Beavers as directors on the Celerit Surviving Corporation board of directors, while retaining Terry Rothwell as a director; and (iii) Celerit Solutions Surviving Corporation’s board of directors expanded the size of the Celerit Solutions Surviving Corporation Board by two persons, and named Messrs. Nolte and Beavers as directors.

Executive Employment Agreements

Also as of the Closing Date, Sollensys entered into (i) an employment agreement with Terry Rothwell pursuant to which Terry Rothwell was appointed as the Chief Executive Officer of each of Celerit Surviving Corporation and Celerit Solutions Surviving Corporation (the “Rothwell Employment Agreement”), and (ii) an employment agreement with Ron Harmon pursuant to which he was appointed as the Chief Operating Officer of each of Celerit Surviving Corporation and Celerit Solutions Surviving Corporation (the “Harmon Employment Agreement” and, together with the Rothwell Employment Agreement, the “Employment Agreements”).

Rothwell Server Agreement

On April 7, 2022, Sollensys entered into the Rothwell Sollensys Blockchain Archive Server Distribution Data Center Agreement (2 Units) with Terry Rothwell and George Rothwell (the “Server Agreement”). The Rothwells together own two units of the Sollensys Blockchain Archive Server Distributive Data Center, each loaded with Sollensys application software (R4 Enterprise) (the “Equipment”). Pursuant to the terms and conditions of the Server Agreement, Sollensys may use the Equipment in exchange for level monthly payments of $100,000 ($50,000 per server) from the servers’ revenue to the Rothwells, payable until both Rothwells are deceased.

NOTE 2 – GOING CONCERN

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of March 31, 2022, the Company had a working capital deficit of $3,396,247 and an accumulated deficit of $(9,372,674).

The Company expects to generate operating cash flows that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement expected cash flow. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its revenues support its operations.

The Company may attempt to raise capital in the near future through the sale of equity or debt financing; however, there can be assurances the Company will be successful in doing so. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. The most significant estimates relate to income taxes, right of use assets and liabilities, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Deferred Revenue

Under the terms of the Company’s regional service center contracts, the Company requires a substantial deposit in advance of the support work required to be performed by the Company. All deposits that have not been deemed earned by the Company following the guidelines of Accounting Standards Codification (ASC) 606 are considered to be contract liabilities and are classified as deferred revenue on the Company’s consolidated balance sheets. As of March 31, 2022, the current balance of deferred revenue was $414,873 and the long-term balance was $192,587 compared to $437,731 and $205,714 respectively at December 31, 2021.

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2022 and December 31 2021, there were no instruments which would have a dilutive effect.

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and lease standards for certain companies. Since the Company is classified as a small reporting company and emerging growth company and has a calendar-year end, the Company was eligible for deferring the adoption of ASC 842 to January 1, 2022.

In the first quarter of fiscal 2022, we adopted ASU 2016-02 using the “Comparatives Under 840 Option” approach to transition. Under this method, financial information related to periods prior to adoption will be as originally reported under the previous standard – ASC 840, Leases. The effects of adopting the new standard (ASC 842, Leases) in fiscal 2022 were recognized as a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal first quarter. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification as operating or capital leases. We also elected to combine lease and non-lease components and to exclude short-term leases from our consolidated balance sheets.

The most significant impact of adoption was the recognition of right of use operating lease assets and right of use operating lease liabilities of $496 thousand and $541 thousand, respectively. The cumulative impact of these changes increased accumulated deficit by $46 thousand. We expect the impact of adoption to be immaterial to our consolidated statements of operations and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 9 Leases, for additional information regarding our accounting policy for leases and additional disclosures.

NOTE 4 – NOTES PAYABLE

The Company has a $2,500,000 mortgage note payable from the acquisition of a building in Palm Bay, Florida. The terms of the mortgage note payable called for monthly interest only payments of approximately $10,000 each through December 2021. Effective January 8, 2022, the mortgage note payable required monthly mortgage payments of principal and interest of $16,250 each, at an interest rate of 4.75% per annum, with a maturity date of December 8, 2024 and a balloon principal payment due of approximately $2,270,000. The mortgage is secured by the underlying real estate all equipment and fixtures owned or subsequently acquired, and 500,000 shares of the Company’s common stock pledged by the Company’s CEO, as well his personal guarantee for the full amount of the mortgage. Additionally, the mortgage note payable provides the lender a due on demand feature at the discretion of the lender. As a result, the Company has recorded the outstanding balance of the note payable as a current liability. At March 31, 2022 and December 31, 2021, the balance outstanding on the mortgage note payable is $2,480,869 and $2,500,000, respectively.

The Company has a vehicle loan which requires monthly payments of principal and interest in the amount of $710. The loan matures August 2025, bears interest at 13.1%, and is secured by the specific vehicle.

Additionally as of March 31, 2022 the Company has unsecured demand loans amounting to $199,960. This loan is supported by a personal guarantee from the Company’s CEO, bears interest at 6% annually, and matures in March 2023.

At March 31, 2022, the aggregate maturities of notes payable for the next five years and thereafter are as follows:

2022	$2,686,574
2023	6,658
2024	7,523
2025	3,416
Total	$2,704,171

NOTE 5 – BUSINESS ACQUISITION

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

The Company has allocated the fair value of the total consideration paid of $400,398 to goodwill of $200,199 and the same amount of $200,199 to intangible assets with a life of three years. The value of goodwill represents Abstract Media’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill at December 31, 2021. The Company’s accounting for the acquisition of Abstract Media is incomplete. Management is performing a valuation study to calculate the fair value of the acquired intangible assets, which it plans to complete within the one-year measurement period.

NOTE 6 – INTANGIBLE ASSETS

As of March 31, 2022 the balance of intangible assets was $177,954. During the three months ended March 31, 2022 and 2021, the Company recorded $16,683 and $-0- in amortization expense, respectively. As discussed in Note 5, the intangible assets have been valued based on provisional estimates of fair value and are subject to change as the Company completes its valuation assessment by the completion of the one year measurement period. Remaining amortization at March 31, 2022 for the following fiscal years is estimated to be: 2022 - $50,049; 2023 - $66,733; and 2024 - $61,172.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company’s CEO extended an unsecured $20,000 interest free demand loan to the Company. This loan remains outstanding as of March 31, 2022

During 2021, the Company entered into a contract with a member of management to provide service to them. For that service the member of management paid a deposit of $90,000, which is currently reflected as deferred revenue at March 31, 2022 and December 31, 2021.

NOTE 8 – STOCK BASED COMPENSATION

During 2021, the Company issued 56,365, free trading common shares to various consultants in lieu of cash payment. The awards were valued at the market price on the date of grant. The shares were valued at $310,048 and are amortized and vest ratably over the one year service period that the consultants provided service over. During the three months ended March 31, 2022 the Company expensed $50,849. The remaining unamortized stock based compensation amount of $17,750 amortized to expense through August 2022. Of the 56,365 shares issued, 45,274 have vested during 2021, and the remaining 11,091 shares vest in 2022.

NOTE 9 – LEASES

Leases

The majority of our lease obligations are real estate operating leases from which we conduct our business. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. We use a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

The weighted average remaining lease term is 3.77 years and the weighted average discount rate is 12%. Future lease payments under our non-cancellable leases as of March 31, 2022 were as follows:

2022	$134,581
2023	188,267
2024	157,065
2025	161,777
2026	144,347
Total	$786,037
Imputed interest	(244,538)
Lease liability	$541,499

NOTE 10 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On March 31, 2022, and December 31, 2021, there were 10,000,000 shares of Series A preferred stock authorized, with -0- shares issued and outstanding at both periods, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2022 and December 31, 2021, respectively, there were 100,874,486 and 100,715,736 shares of common stock issued and outstanding.

During the three months ended March 31, 2022 the Company

●	Raised $510,001 from the sale of 158,750 shares to investors.

During the year ended December 31, 2021 the Company:

●	raised $4,603,979 from the sale 1,231,580 common shares to investors

●	issued 73,244 shares valued at $292,976 in connection with the acquisition of Abstract Media

●	issued an aggregate of 56,365 shares of common stock, valued at $310,048 pursuant to the Sollensys Corp 2021 Equity Incentive Plan to numerous consultants.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2022.

Overview

Business Overview

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

In December 2020, Sollensys Corp (“Sollensys” or the “Company”) made its second product offering—the Regional Service Center—available on a limited test market basis. The Regional Service Center was added to the Company’s standard product line effective January 1, 2021. A Regional Service Center is a single unit system of 32 Blockchain Archive Servers capable of servicing up to 2,580 individual small accounts, and is marketed to existing IT service providers with established accounts. The Regional Service Center offers small businesses the same state of the art technology previously available only to large or very well-funded companies. Sollensys believes that smaller companies, and even certain individuals, will find the Regional Service Center affordable, paying only for the actual space they use.

The Company acquired Abstract Media, LLC (Abstract Media) in December 2021. Abstract Media is a Texas limited liability company formed in October 2011, with the goal of improving user engagement using visualization tools. The Company has evolved into an interactive media and software development company to optimize effective corporate learning, operational workflow and communication using technology in the augmented reality or virtual reality space. Abstract Media conducts its operations from its office location in Houston, Texas.

Recent Developments

Celerit Merger

On October 26, 2021, the Company entered into a Merger Agreement (“Merger Agreement”) by and among (i) the Company; (ii) S-CC Merger Sub, Inc., a wholly owned subsidiary of the Company (“S-CC Merger Sub”); (iii) S-Solutions Merger Sub, Inc., a wholly owned subsidiary of the Company (“S-Solutions Merger Sub”); (iv) Celerit Corporation (“Celerit”); (v) Celerit Solutions Corporation (“Celerit Solutions”); and (vi) Terry Rothwell (collectively, (i)-(v), the “Merger Parties”).

On the terms and subject to the conditions set forth in the Merger Agreement, as subsequently amended, and subject further to acceptance of Articles of Merger filed on the Closing Date with the Secretary of State of Arkansas (“SOS AR”), on April 7, 2022 (the “Closing Date”): (i) Celerit merged with and into S-CC Merger Sub (the “Celerit Merger”), and the separate corporate existence of S-CC Merger Sub ceased, with Celerit as the surviving corporation (the “Celerit Surviving Corporation”); and (ii) Celerit Solutions merged with and into S-Solutions Merger Sub (the “Celerit Solutions Merger”), and the separate corporate existence of S-Solutions Merger Sub ceased, with Celerit Solutions as the surviving corporation (the “Celerit Solutions Surviving Corporation”) (the Celerit Merger and Celerit Solutions Merger together, the “Mergers”). On the Closing Date, SS-Merger Sub and S-Solutions Merger Sub filed Articles of Merger with the SOS AR, which are currently pending.

By virtue of, and simultaneously with, the Celerit Merger and without any further action (other than the acceptance by the SOS AR of the applicable Articles of Merger or as otherwise required pursuant to applicable law) on the part of the Merger Parties, at the effective time of the Mergers (the “Effective Time”), the Celerit Merger was completed and the Celerit Solutions Merger was completed.

Aggregate consideration for the Mergers consisted of (i) $2,695,000, subject to certain adjustments set forth in the Merger Agreement, as amended (the “Cash Consideration”), and (ii) 4,000,000 shares of Sollensys common stock (the “Sollensys Shares”). The Cash Consideration was paid to Terry Rothwell via the issuance to Terry Rothwell at the closing of a promissory note of Sollensys (the “Rothwell Note”). Additional consideration of $10,000 was paid to Terry Rothwell. The Rothwell Note has a principal amount of $2,695,000, bears simple interest at a rate of 0.0001% to the maturity date, June 30, 2022, and, if not paid at maturity, the Rothwell Note accrues simple interest at 6% per year until paid. There is no penalty or premium for prepayment. In the event of a default, Sollensys has agreed to pay Terry Rothwell’s reasonable legal fees and costs of collection.

Real Estate Agreement

Terry Rothwell and George Rothwell are the members of CRE Holdings, LLC (“CRE”), the owner of two office buildings, a vacant commercial lot and a condominium. The office buildings are leased by Celerit. The Merger Parties expect that, shortly after the Effective Time, Sollensys, CRE, Terry Rothwell and George Rothwell shall enter into an agreement (the “CRE Agreement”) related to the purchase by Sollensys of the two office buildings, a vacant commercial lot and a condominium, as well as other assets owned by CRE, Terry Rothwell and George Rothwell (the “CRE Transactions”). The purchase price for the CRE properties is $3,295,000. The closing of the CRE Transactions shall occur on a mutually agreeable date and time in accordance with the terms and conditions of the CRE Agreement. If the closing does not occur on or before June 30, 2022, Sollensys will be obligated to pay a monthly rent of $50,000 in addition to the then-existing lease obligations. The CRE Agreement and the CRE real estate transactions operate independently of the Merger Agreement, as amended, and the other transactions contemplated therein.

Director Appointments

Effective as of the Closing Date, (i) the Sollensys Board of Directors was expanded by one person, and Terry Rothwell was named as a director; (ii) Celerit Surviving Corporation’s board of directors expanded the size of Celerit Surviving Corporation’s board of directors by two persons, and named Anthony Nolte and Donald Beavers as directors on the Celerit Surviving Corporation board of directors, while retaining Terry Rothwell as a director; and (iii) Celerit Solutions Surviving Corporation’s board of directors expanded the size of the Celerit Solutions Surviving Corporation Board by two persons, and named Messrs. Nolte and Beavers as directors.

Executive Employment Agreements

Also as of the Closing Date, Sollensys entered into (i) an employment agreement with Terry Rothwell pursuant to which Terry Rothwell was appointed as the Chief Executive Officer of each of Celerit Surviving Corporation and Celerit Solutions Surviving Corporation (the “Rothwell Employment Agreement”), and (ii) an employment agreement with Ron Harmon pursuant to which he was appointed as the Chief Operating Officer of each of Celerit Surviving Corporation and Celerit Solutions Surviving Corporation (the “Harmon Employment Agreement” and, together with the Rothwell Employment Agreement, the “Employment Agreements”).

Rothwell Server Agreement

On April 7, 2022, Sollensys entered into the Rothwell Sollensys Blockchain Archive Server Distribution Data Center Agreement (2 Units) with Terry Rothwell and George Rothwell (the “Server Agreement”). The Rothwells together own two units of the Sollensys Blockchain Archive Server Distributive Data Center, each loaded with Sollensys application software (R4 Enterprise) (the “Equipment”). Pursuant to the terms and conditions of the Server Agreement, Sollensys may use the Equipment in exchange for level monthly payments of $100,000 ($50,000 per server) from the servers’ revenue to the Rothwells, payable until both Rothwells are deceased.

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The comparison of operating results include the operations of Abstract Media in the three months ended March 31, 2022 compared to zero operating results for Abstract Media in same three month period in 2021.

Revenue

For the three months ended March 31, 2022, we recorded $444,096 in revenue from the execution of our blockchain archive server agreements and due to addition of Abstract Media revenue, compared to $71,429 from the sale of servers for the three months ended March 31, 2021. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

Cost of sales

Cost of sales was $396,656 for the three months ended March 31, 2022, compared to cost of sales of $32,344 for the three months ended March 31, 2021. The significant increase in cost of sales is attributable to higher sales, the buildout of our infrastructure in the prior period in anticipation of higher sales levels in 2022, and the addition of Abstract Media’s revenue and cost of sales.

Operating expenses

Operating expenses for the three months ended March 31, 2022 were $1,360,544 compared to $563,567 for the three months ended March 31, 2021. The significant increase in operating expenses in the three months ended March 31, 2022, compared to the same period in 2021 is due to the buildout of the infrastructure at the Company in 2021 to support higher levels of activity and revenue generation in 2022, and due to the addition of Abstract Media’s operating expenses.

Key components of the Company’s operating expenses for the three months ended March 31, 2022 include approximately (i) $709,000 in payroll, consultants, temporary staff and benefits (ii) approximately $427,000 in legal and professional services; and approximately (iii) $54,000 in rent expense.

Liquidity and Capital Resources

We had $18,782 in cash on hand as of March 31, 2022.

Net cash used in operating activities was $1,267,156 for the three months ended March 31, 2022, compared to $218,974 for the three months ended March 31, 2021. The material increase in cash used in operating activities during the three months ended March 31, 2022 was primarily due to an increase of approximately $742,000 in operating losses in the three months ended 2022 (net of non-cash stock-based compensation, depreciation and amortization) and an increase in accounts receivable balances of approximately $185,000 over prior year levels

Net cash used in investing activities during the three months ended March 31, 2022 was $16,077 compared to $-0- for the three months ended March 31, 2021. The investing activity in 2022 related to the purchase of office equipment.

Net cash provided by financing activities was $709,481 for the three months ended March 31, 2022, compared to $111,501 for the three months ended March 31, 2021. The material increase during the 2022 period was due to an increase in proceeds from the sale of common stock of approximately $400,000, and loan proceeds of approximately $220,000.

During the three months ended March 31, 2022, we issued shares of our common stock and raised $510,001.

Since we have been incurring losses from operations, we have relied on ongoing sales of unregistered securities and the personnel guarantees of Mr. Beavers, our Chief Executive Officer, to obtain financing to fund our operations.

There can be no assurance that we will be able to continue to raise capital from the sale of our securities, or use our securities to make acquisitions. Additionally, there can be any assurances that Mr. Beavers will continue to provide his personal guaranty on financing transactions to help raise capital.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard On November 15, 2019, the FASB issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and lease standards for certain companies. Since the Company is classified as a small reporting company, emerging growth company, and has a calendar-year end the Company was eligible for deferring the adoption of ASC 842 to January 1, 2022.

In the first quarter of fiscal 2022, we adopted ASU 2016-02 using the “Comparatives Under 840 Option” approach to transition. Under this method, financial information related to periods prior to adoption will be as originally reported under the previous standard – ASC 840, Leases. The effects of adopting the new standard (ASC 842, Leases) in fiscal 2022 were recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal first quarter. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification as operating or capital leases. We also elected to combine lease and non-lease components and to exclude short-term leases from our consolidated balance sheets.

The most significant impact of adoption was the recognition of operating lease assets and operating lease liabilities of $496 thousand and $541 thousand, respectively. The cumulative impact of these changes increased accumulated deficit by $46 thousand. We expect the impact of adoption to be immaterial to our consolidated statements of earnings and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 9, Leases, for additional information regarding our accounting policy for leases and additional disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, as of March 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include this disclosure in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, we issued 158,750 shares to investors and raised $510,001.

The above sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 6. Exhibits

Exhibit No.	Document
10.1	Amendment to Merger Agreement, dated as of January 28, 2022, by and among the registrant, S-CC Merger Sub, Inc., S-Solutions Merger Sub, Inc.; Celerit Corporation; Celerit Solutions Corporation; and Terry Rothwell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2022).
10.2	Second Amendment to Merger Agreement, dated as of March 31, 2022, by and among the registrant, S-CC Merger Sub, Inc., S-Solutions Merger Sub, Inc.; Celerit Corporation; Celerit Solutions Corporation; and Terry Rothwell (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contract, compensation plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLLENSYS CORP

Dated: May 16, 2022	By:	/s/ Donald Beavers
Chief Executive Officer
(principal executive officer, principal financial officer and principal accounting officer)