Form 10-Q
period 2022-06-30
SOLLENSYS CORP.
filed 2022-08-16
CIK 1519177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File Number 000-56448

Sollensys Corp

(Exact name of registrant as specified in its charter)

Nevada	80-0651816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1470 Treeland Blvd. SE

Palm Bay, Florida 32909

(Address of principal executive offices) (Zip Code)

(866)-438-7657

(Registrant’s telephone number, including area code)

2475 Palm Bay Road NE, Suite 120

Palm Bay, Florida 32905

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

As of August 16, 2022, the registrant had 105,197,822 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLLENSYS CORP

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,441,556	$592,534
Accounts receivable	1,391,190	1,717
Other receivables	169,775	-
Inventory	78,000	78,000
Prepaid expenses	151,099	60,749
Total current assets	4,231,620	733,000
Property, plant and equipment, net	3,370,724	2,944,830
Right of use assets	467,484	-
Other assets	17,994	17,994
Goodwill	11,145,713	200,199
Intangible assets, net	2,669,618	194,638
Total assets	$21,903,153	$4,090,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268,441	$66,268
Due to former affiliated company	52,067	-
Accrued expenses	631,924	195,589
Deferred revenue	383,445	437,731
Lease liabilities current portion	137,450	-
Related party loans	3,391,816	-
Notes payable - short term	2,467,797	2,505,553
Total current liabilities	7,332,940	3,205,141
Notes payable - long term	16,037	19,137
Lease liabilities - long term	375,995	-
Deferred revenue - long term	188,571	205,714
Total liabilities	7,913,543	3,429,992

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 104,947,822 and 100,715,736 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	104,948	100,716
Additional paid-in capital	22,025,773	8,527,616
Accumulated deficit	(8,141,111)	(7,967,663)
Total stockholders’ equity	13,989,610	660,669
Total liabilities and stockholders’ equity	$21,903,153	$4,090,661

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP

Consolidated Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$6,292,177	$38,214	$6,736,273	$109,643
Cost of sales	2,233,418	30,400	2,630,074	62,744
Gross margin	4,058,760	7,814	4,106,199	46,899

Operating expenses:
General and administrative expense	2,786,398	882,989	4,146,943	1,446,546
Total operating expenses	2,786,398	882,989	4,146,943	1,446,546
Income (loss) from operations	1,272,362	(875,175)	(40,744)	(1,399,647)
Other income (expense)
Other income	7,839	1,508	7,839	1,508
Other expense	(2,861)	-	(2,861)	-
Interest expense	(45,776)	(9,896)	(91,721)	(9,896)
Total other expense, net	(40,798)	(8,388)	(86,743)	(8,388)
Net income (loss) before income taxes	1,231,563	(883,563)	(127,487)	(1,408,035)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	$1,231,563	$(883,563)	$(127,487)	$(1,408,035)

Basic and diluted income (loss) per common share	$0.01	$(0.01)	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	104,620,885	99,469,218	102,696,874	99,422,334

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP

Statements of Changes in Stockholder’s Equity (Deficit)

(unaudited)

					Additional		Total Stockholder’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2020	-	-	99,354,547	99,355	3,390,213	(3,442,078)	47,490

Private placement of common shares			36,572	37	111,464		111,501

Net loss		-				(524,472)	(524,472)

Balance, March 31, 2021	-	$-	99,391,119	$99,392	$3,501,677	$(3,966,550)	$(365,481)

Stock based compensation			44,365	44	234,316		234,360

Private placement of common shares			199,893	200	750,876		751,076

Net loss		-				(883,563)	(883,563)

Balance, June 30, 2021	-	$-	99,635,377	$99,636	$4,486,869	$(4,850,113)	$(263,608)

					Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2021	-	$-	100,715,736	$100,716	$8,527,616	$(7,967,663)	$660,669

Impact of the adoption of ASC 842						(45,961)	(45,961)

Private placement of common shares			158,750	159	509,842		510,001

Net loss		-				(1,359,050)	(1,359,050)

Stock based compensation					50,849		50,849

Balance, March 31, 2022	-	$-	100,874,486	$100,875	$9,088,307	$(9,372,673)	$(183,492)

Issuance of common stock to purchase Celerit (Note 5)			4,000,000	4,000	12,796,500		12,800,500

Net income		-				1,231,563	1,231,563

Stock based compensation			73,336	73	140,967		141,040

Balance, June 30, 2022	-	$-	104,947,822	$104,948	$22,025,773	$(8,141,111)	$13,989,610

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(127,487)	$(1,408,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	191,889	234,360
Depreciation and amortization	338,490	-
Changes in operating assets and liabilities:
Accounts receivable	(233,329)	-
Other receivables	107,138	-
Prepaid expenses	229,545	(48,549)
Accounts payable	178,730	21,544
Accrued expenses	(112,152)	338,542
Deferred revenues	(80,661)	217,142
Net cash provided by (used in) operating activities	492,163	(644,996)

Cash flows from investing activities
Purchase of property, plant and equipment	(21,169)	-
Acquisition of a business, net of cash acquired	212,067	-
Net cash provided by in investing activities	190,898	-

Cash flows from financing activities:
Proceeds from related party loans	1,068,900	-
Payments on related party loans	(372,084)	-
Payments on notes payable	(40,856)	-
Proceeds from the sale of common stock	510,001	862,577
Net cash provided by financing activities	1,165,961	862,577

Net increase in cash and cash equivalents	1,849,022	217,581
Cash and cash equivalents at beginning of period	592,534	129,624
Cash and cash equivalents at end of period	2,441,556	$347,205

Supplemental disclosure of cash flow information:
Cash paid for interest	$85,655	$9,896

Supplemental disclosure of non-cash activities:
Common stock issued for the acquisition of a business	$12,800,500	$-
Promissory note issued for the acquisition of a business	$2,695,000	-
Acquisition of a property with debt	$-	$2,500,000

Note: Amounts may not foot due to rounding.

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

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Tables included in notes may not sum due to rounding.

Basis of Presentation

In the opinion of Sollensys, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2022, the results of its operations for the three months and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Form 10-K for such period. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Sollensys include its wholly-owned subsidiaries, Eagle Lake, Abstract Media, Celerit, and Celerit Solutions. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – GOING CONCERN

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of June 30, 2022, the Company had a working capital deficit of $(3,047,366) and an accumulated deficit of $(8,141,111).

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. The most significant estimates relate to right of use assets and liabilities, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Business Combinations

Under the acquisition method of accounting, we allocate the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill.

If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our consolidated financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our consolidated financial statements.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. We use the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash and cash equivalents, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

We determine the fair value of contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, we reassess our current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Loss.

Revenue Recognition

Revenues are accounted for in accordance with the FASB’s Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606 or ASC 606).

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

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company derives revenue from numerous sources. One of the Company’s products is the Blockchain Archive Server—a turn-key, off-the-shelf, blockchain solution that works with virtually any hardware and software combinations currently used in commerce, without the need to replace or eliminate any part of the client’s data security that is being utilized.

The Company accounts for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Binding contracts or agreements with customers together with agreement to the Company’s terms and conditions are considered the contract with a customer. The Company considers collection of the contract to be probable at the onset of the arrangement.

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

Under the terms of the Company’s regional service center contracts, the Company requires a substantial deposit in advance of the support work required to be performed by the Company. All deposits that have not been deemed earned by the Company following the guidelines of the ASC 606 are considered to be contract liabilities and are classified as deferred revenue on the Company’s consolidated balance sheets. As of June 30, 2022, the current balance of deferred revenue was $383,445 and the long-term balance was $188,571 compared to $437,731 and $205,714 respectively at December 31, 2021.

Celerit Revenue

At its newly acquired Celerit subsidiaries, revenue is primarily comprised of service agreements, where the Company enters into a contract with a banking institution to provide professional services. The contract may be fixed or variable, and the variable rate is based on the number of hours worked under the contract. The Company’s fixed rate contracts typically include a base range of hours, where the Company or the customer incurs charges if the hours worked are less than or exceed the agreed upon range, respectively.

The Company believes that each service agreement entered into constitutes a single performance obligation for the purposes of revenue recognition under ASC 606. The Company recognizes revenue as services are provided based on the number of hours worked and the consideration that the Company expects to receive in a contract with a customer, which is based on the rate established in the contract agreement. The Company believes this method best depicts the pattern of the satisfaction of its performance obligation.

The timing of revenue recognition from contracts with customers results in contract assets. Generally, billing occurs subsequent to revenue recognition, resulting in the recording of a contract asset. The amount recorded for contract assets is recorded as unbilled revenue which is included in other receivables on the consolidated balance sheets.

Significant judgments:

●	Principal versus agent considerations – Judgment is applied to determine whether the Company is the principal or the agent by evaluating whether the Company has control of the service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that the Company considers in determining if it has control include whether the Company is ultimately responsible for fulfilling the promise to provide the specific service to the customer, and the Company has discretion in establishing the price the customer ultimately pays for the service. The Company is the principal for sales of all services and recognizes the revenue on a gross basis.

Practical expedients and accounting policy elections:

●	Incremental costs of obtaining and fulfilling a contract – These costs are included in general and administrative expenses as the amortization period is generally one year or less. The Company expenses costs associated with obtaining and fulfilling contracts as incurred.

●	Significant financing components – The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised service to a customer and when the customer pays for that service will generally be one year or less.

●	Sales tax and other related taxes – Taxes collected from customers and remitted to governmental authorities are not included in revenue.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of revenues

Under the guidelines of ASC 606, the Company disaggregates its revenues from contracts with customers by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. Management has determined that this level of disaggregation is beneficial to the users of the Company’s consolidated financial statements.

The Company’s disaggregation of revenues by type for the six months ended June 30, 2022 and 2021 is as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenue from bank service agreements	$5,948,350	$-	$5,948,350	$-
Revenue from Blockchain Archive Servers and SaaS	250,850	38,214	528,564	109,643
Revenue from augmented reality for corporate high tech training and integration of cybersecurity	92,977	-	259,359	-
Total revenue	$6,292,177	$38,214	$6,736,273	$109,643

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period as defined by ASC 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2022 and December 31 2021, there were no instruments which would have a dilutive effect.

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

The most significant impact of adoption was the recognition of right of use operating lease assets and right of use operating lease liabilities of $496,000 and $541,000, respectively. The cumulative impact of these changes increased accumulated deficit by approximately $46,000. We expect the impact of adoption to be immaterial to our consolidated statements of operations and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 9 Leases, for additional information regarding our accounting policy for leases and additional disclosures.

Accounts receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. The Company uses the allowance method to estimate for uncollectible receivables and maintains reserves, when necessary, for potential credit losses. An allowance for doubtful accounts, when necessary, is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of an invoice. Accounts more than 120 days past due are considered delinquent and are written off after all collection attempts have been exhausted. As of June 30, 2022 and December 31, 2021, the balance of accounts receivable were $1,391,190 and $1,717, respectively. Management determined that an allowance for doubtful accounts was not necessary for either period.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – NOTES PAYABLE AND RELATED PARTY LOANS

As of June 30, 2022 and December 31, 2021, the Company had the following notes payable, and notes payable related party outstanding:

	June 30,	December 31,
	2022	2021
Related party loans (a)	$3,391,816	$-
Notes payable - short term (b)	$2,467,797	$2,505,553
Notes payable - long term (c)	$16,037	$19,137

(a)	Related party loans are comprised of the following:

(i)	A portion the Company’s acquisition consideration on April 7, 2022 was paid to Terry Rothwell via the issuance to Terry Rothwell at the closing of a promissory note of Sollensys (the “Rothwell Note”). The Rothwell Note has a principal amount of $2,695,000, bears simple interest at a rate of 0.0001% to the maturity date, June 30, 2022, and, if not paid at maturity, the Rothwell Note accrues simple interest at 6% per year until paid. There is no penalty or premium for prepayment. In the event of a default, Sollensys has agreed to pay Terry Rothwell’s reasonable legal fees and costs of collection. Subsequent to the closing, Celerit made a cash distribution from Celerit amounting to $352,084 to Terry Rothwell. This amount was offset against the loan reducing the loan balance to $2,342,916.

(ii)	On June 30, 2022, David Beavers, a related party, loaned the Company on an unsecured basis, $65,000 at 6% with a maturity date of June 30, 2023.
(iii)

The Company had one interest free demand loan, and three 6% loans from various related parties in the amount of $15,000, $468,900, $150,000 and $350,000, respectively. These notes mature on March 31, 2023, June 30, 2023, April 10, 2023, and May 4, 2023, respectively. The $468,900, $150,000 and $350,000 notes are unsecured. The $15,000 note is secured by a personal guarantee from the Company’s CEO.

(b)	Notes payable - short term are comprised of the following:

(i)	The Company has a $2,500,000 mortgage note payable from the acquisition of a building in Palm Bay, Florida. The terms of the mortgage note payable called for monthly interest only payments of approximately $10,000 each through December 2021. Effective January 8, 2022, the mortgage note payable required monthly mortgage payments of principal and interest of $16,250 each, at an interest rate of 4.75% per annum, with a maturity date of December 8, 2024 and a balloon principal payment due of approximately $2,270,000. The mortgage is secured by the underlying real estate all equipment and fixtures owned or subsequently acquired, and 500,000 shares of the Company’s common stock pledged by the Company’s CEO, as well his personal guarantee for the full amount of the mortgage. Additionally, the mortgage note payable provides the lender a due on demand feature at the discretion of the lender. As a result, the Company has recorded the outstanding balance of the note payable as a current liability. At June 30, 2022 and December 31, 2021, the balance outstanding on the mortgage note payable is $2,461,859 and $2,500,000, respectively.

(ii)	The Company has a vehicle loan which requires monthly payments of principal and interest in the amount of $710. The loan matures August 2025, bears interest at 13.1%, and is secured by the specific vehicle. As of June 30, 2022 the short term portion of this note amounted to $5,938.

(c)	The notes payable – long term balance of $16,037 is the long term portion of the vehicle loan noted above.

At June 30, 2022, the aggregate maturities of notes payable for the next five years and thereafter are as follows:

2022	$5,859,613
2023	6,821
2024	7,769
2025	1,447
Total	$5,875,650

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – BUSINESS ACQUISITIONS

ABSTRACT MEDIA

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

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For the acquisition of Celerit and Celerit Solutions, the following table summarizes the acquisition date fair value of consideration paid, identifiable assets acquired and liabilities assumed:

Consideration paid

Cash and cash equivalents	$10,000
Common stock, 4,000,000 shares of the Company restricted common stock valued at $3.20 per share	12,800,500
Issuance of promissory note	2,695,000
Fair value of total consideration paid	$15,505,500

Net assets acquired and liabilities assumed

Cash and cash equivalents	$222,064
Accounts receivable	1,156,146
Prepaid expenses	319,895
Other current assets	276,913
Property, plant and equipment	481,817
Intangible assets (provisional)	2,736,378
Goodwill	10,945,515
Total assets	$16,138,728

Accounts payable	23,443
Accrued expenses	609,785
Total liabilities assumed	633,228

Net purchase price	$15,505,500

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has allocated the fair value of the total consideration paid to goodwill of $10,945,515 and $2,736,378 intangible assets with a life of three years. The value of goodwill represents Celerit and Celerit Solutions’ ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill at June 30, 2022. The Company’s accounting for the acquisition of Celerit is incomplete. Management is performing a valuation study to calculate the fair value of the acquired intangible assets, which it plans to complete within the one-year measurement period.

The unaudited financial information in the table below summarizes the combined results of operations of the Company, Celerit and Celerit Solutions for the three and six month periods ended June 30, 2022 and June 30, 2021, on a pro forma basis, as though the companies had been combined as of January 1, 2021. The pro forma earnings for these period, were adjusted to include annual intangible amortization expense of $456,603 and 912,126, in each three and six month period respectively. The unaudited pro forma financial information does not purport to be indicative of the Company's combined results of operations which would actually have been obtained had the acquisition taken place on January 1, 2021, nor should it be taken as indicative of future consolidated results of operations.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Total revenues	$6,292,177	$2,943,837	$10,269,067	$5,772,693
Net income (loss) from operations	$1,421,379	$(865,851)	$311,057	$(1,381,511)
Net income (loss)	$1,231,563	$(932,577)	$76,252	$(227,289)

Basic and fully income (loss) per share	$0.01	$(0.01)	$0.00	$(0.00)
Weighted average shares outstanding	104,928,577	103,469,218	104,840,521	103,422,334

Real Estate Agreement

Terry Rothwell and George Rothwell are the members of CRE Holdings, LLC (“CRE”), the owner of two office buildings, a vacant commercial lot and a condominium. The office buildings are leased by Celerit. The Merger Parties expect that, shortly after the Effective Time, Sollensys, CRE, Terry Rothwell and George Rothwell shall enter into an agreement (the “CRE Agreement”) related to the purchase by Sollensys of the two office buildings, a vacant commercial lot and a condominium, as well as other assets owned by CRE, Terry Rothwell and George Rothwell (the “CRE Transactions”). The purchase price for the CRE properties is $3,295,000. The closing of the CRE Transactions shall occur on a mutually agreeable date and time in accordance with the terms and conditions of the CRE Agreement. Since the closing did not occur on or before June 30, 2022, Sollensys became obligated to pay monthly rent of $50,000 in addition to the then-existing lease obligations beginning July 1, 2022. The CRE Agreement and the CRE real estate transactions operate independently of the Merger Agreement, as amended, and the other transactions contemplated therein.

NOTE 6 – INTANGIBLE ASSETS

As of June 30, 2022, the balance of intangible assets was $2,699,618. During the six months ended June 30, 2022 and 2021, the Company recorded $261,398 and $-0- in amortization expense, respectively. As discussed in Note 5, the intangible assets have been valued based on provisional estimates of fair value and are subject to change as the Company completes its valuation assessment by the completion of the one year measurement period. Remaining amortization at June 30, 2022 for the following fiscal years is estimated to be: 2022 - $489,430; 2023 - $978,859; 2024 - $973,298; and 2025 -$228,031.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022 ended June 30, 2022, the Company received a number of related party loan, See NOTE 4 – “Notes Payable And Related Party Loans” for a detail of these transactions.

During 2021, the Company entered into a contract with a member of management to provide service to them. For that service the member of management paid a deposit of $90,000, which is currently reflected as deferred revenue at June 30, 2022 and December 31, 2021.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – STOCK-BASED COMPENSATION

During 2022 and 2021, the Company issued 129,701, common shares to various consultants in lieu of cash payment. The awards were valued at the market price on the date of grant. The shares were valued at $562,824 and are amortized and vest ratably over the one year service period that the consultants provided service over. In some cases these shares vest immediately. During the six months ended June 30, 2022, the Company expensed $191,889. The remaining unamortized stock-based compensation amount of $129,126 amortized to expense through April 2023. Of the 129,701 shares issued, 91,701 shares are currently vested and the remaining 38,000 shares vest through April 2023.

NOTE 9 – LEASES

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

Leases with an initial term of 12 months or less, or that are on a month to month basis such as our leases at our Celerit subsidiaries, are not recorded on our Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

The weighted average remaining lease term is 3.52 years and the weighted average discount rate is 12%. Future lease payments under our non-cancellable leases as of June 30, 2022 were as follows:

2022	$189,405
2023	167,858
2024	159,421
2025	108,660
Total	$625,344
Imputed interest	(111,899)
Lease liability	$513,445

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 30, 2022, and December 31, 2021, there were 25,000,000 shares of preferred stock authorized, with -0- shares issued and outstanding at both periods, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2022 and December 31, 2021, respectively, there were 104,947,822 and 100,715,736 shares of common stock issued and outstanding.

During the six months ended June 30, 2022, the Company:

●	Raised $510,001 from the sale of 158,750 shares to investors

●	Issued 4,000,000 shares pursuant to the acquisition of Celerit and Celerit Solutions. These shares were valued at $3.20 per share

●	Issued an aggregate of 73,336 shares of common stock, valued at $252,776 pursuant to the 2021 Equity Incentive Plan to numerous consultants and service providers.

During the year ended December 31, 2021, the Company:

●	Raised $4,603,979 from the sale 1,231,580 common shares to investors

●	Issued 73,244 shares valued at $292,976 in connection with the acquisition of Abstract Media

●	Issued an aggregate of 56,365 shares of common stock, valued at $310,048 pursuant to the Sollensys Corp 2021 Equity Incentive Plan to numerous consultants.

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2022, the Company issued 50,000 restricted common shares to a service provider. These shares were valued at $1.52 per share. On July 8, 2022 the Company issued 200,000 restricted common shares to an investor relations firm. These shares were valued at $1.04 per share.

Real Estate Agreement

Terry Rothwell and George Rothwell are the members of CRE Holdings, LLC (“CRE”), the owner of two office buildings, a vacant commercial lot and a condominium. The office buildings are leased by Celerit. The Merger Parties expect that, shortly after the Effective Time, Sollensys, CRE, Terry Rothwell and George Rothwell shall enter into an agreement (the “CRE Agreement”) related to the purchase by Sollensys of the two office buildings, a vacant commercial lot and a condominium, as well as other assets owned by CRE, Terry Rothwell and George Rothwell (the “CRE Transactions”). The purchase price for the CRE properties is $3,295,000. The closing of the CRE Transactions shall occur on a mutually agreeable date and time in accordance with the terms and conditions of the CRE Agreement. Since the closing did not occur on or before June 30, 2022, effective July 1, 2022 Sollensys became obligated to pay monthly rent of $50,000 in addition to the then-existing lease obligations.

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

We acquired Abstract Media, LLC (“Abstract Media”) in December 2021. Abstract Media was formed in October 2011 with the goal of improving user engagement using visualization tools, and has evolved into an interactive media and software development company to optimize effective corporate learning, operational workflow and communication using technology in the augmented reality or virtual reality space. Abstract Media conducts its operations from its office location in Houston, Texas.

Recent Developments

Celerit Mergers

On April 7, 2022 (the “Closing Date”), (i) the Company; (ii) S-CC Merger Sub, Inc., a wholly owned subsidiary of the Company (“S-CC Merger Sub”); (iii) S-Solutions Merger Sub, Inc., a wholly owned subsidiary of the Company (“S-Solutions Merger Sub”); (iv) Celerit Corporation (“Celerit”); (v) Celerit Solutions Corporation (“Celerit Solutions”); and (vi) Terry Rothwell (collectively, (i)-(v), the “Merger Parties”) executed an Amended and Restated Merger Agreement (the “AR Merger Agreement”). On the terms and subject to the conditions set forth in the AR Merger Agreement, and subject further to acceptance of Articles of Merger to be filed with the Secretary of State of Arkansas (“SOS AR”): (i) Celerit merged with and into S-CC Merger Sub (the “Celerit Merger”), and the separate corporate existence of S-CC Merger Sub ceased, with Celerit as the surviving corporation (the “Celerit Surviving Corporation”). (ii) Celerit Solutions merged with and into S-Solutions Merger Sub (the “Celerit Solutions Merger”), and the separate corporate existence of S-Solutions Merger Sub ceased, with Celerit Solutions as the surviving corporation (the “Celerit Solutions Surviving Corporation”) (the Celerit Merger and Celerit Solutions Merger together, the “Mergers”). The Mergers shall have the effects set forth in the AR Merger Agreement and in the Arkansas Business Corporation Act of 1987 (the “ABCA”).

Aggregate consideration for the Mergers consists of (i) the sum of $2,695,000, subject to certain adjustments set forth in the AR Merger Agreement (the “Cash Consideration”), and (ii) 4,000,000 shares of Sollensys common stock (the “Sollensys Shares”), 3,880,000 of which were apportioned pro rata between the Celerit stockholders, and 120,000 of which were apportioned pro rata between the Celerit Solutions stockholders. The Cash Consideration was paid to the Terry Rothwell via the issuance to the Terry Rothwell on the Closing Date of a promissory note of Sollensys (the “Note”). The Note bears interest at a rate of 0.0001% through June 30, 2022, and, if not paid at maturity, the note accrues simple interest at 6% per year until paid. There is no penalty or premium for prepayment. Additional consideration of $10,000 was paid to Terry Rothwell.

CRE Agreement

Terry Rothwell and George Rothwell are the members of CRE Holdings, LLC (“CRE”), which owns two office buildings, a vacant commercial lot and a condominium. The office buildings are currently leased by Celerit. The parties expect that, shortly after the Effective Date, Sollensys, CRE, Terry Rothwell and George Rothwell shall enter into an agreement (the “CRE Agreement”) related to the purchase by Sollensys of the two office buildings, a vacant commercial lot and a condominium, as well as other assets owned by CRE, Terry Rothwell and George Rothwell (the “CRE Transactions”). The purchase price for the CRE properties is $3,295,000. The closing of the CRE Transactions shall occur on a mutually agreed upon date and time in accordance with the terms and conditions of the CRE Agreement. Because the closing did not occur on or before June 30, 2022, Sollensys must pay a monthly rent of $50,000 in addition to the then-existing lease obligations. The CRE Agreement and the CRE Transactions operate independently of the AR Merger Agreement and the other transactions contemplated therein.

Director Appointment

On the Closing Date, (i) the Sollensys Board was increased by one director, and Terry Rothwell was named to fill the newly created vacancy; (ii) the Celerit Board was increased by two directors, and Anthony Nolte and Donald Beavers were named to fill the newly created vacancies; and (iii) the Celerit Solutions Board was increased by two directors, and Anthony Nolte and Donald Beavers were named to fill the newly created vacancies.

Executive Employment Agreements

On the Closing Date, Sollensys entered into (i) an employment agreement with Terry Rothwell pursuant to which Terry Rothwell was appointed as the Chief Executive Officer of each of Celerit and Celerit Solutions (the “Rothwell Employment Agreement”) and (ii) an employment agreement with Ron Harmon pursuant to which he was appointed as the Chief Operating Officer of each of Celerit and Celerit Solutions (the “Harmon Employment Agreement” and, together with the Rothwell Employment Agreement, the “Employment Agreements”).

Pursuant to the Rothwell Employment Agreement, Terry Rothwell will be paid a base salary of $135,000 and an annual bonus of $210,000. Ms. Rothwell may be eligible for other bonuses. She will be an “at will” employee and the term of the Rothwell Employment Agreement is one year and subject to annual renewals.

Pursuant to the Harmon Employment Agreement, Ron Harmon will be paid a base salary of $240,000 and an annual bonus of $70,000. Mr. Harmon may be eligible for other bonuses. He will be an “at will” employee and the term of the Harmon Employment Agreement is one year and subject to annual renewals.

Banking and Credit Union Services Agreement

On April 7, 2022, Sollensys and Celerit entered into the Banking and Credit Union Services Agreement (the “Banking Agreement”), pursuant to which Sollensys assigned to Celerit exclusive rights and responsibility for sales, support and service of all Sollensys products and services offered to banks and financial institutions and assign to Celerit, or any agreements related thereto and execute all future similar agreements as Celerit.

Server Agreement

The Rothwell Sollensys Blockchain Archive Server Distribution Data Center Agreement (2 Units) was entered into April 7, 2022, by and among Terry Rothwell, George Benjamin Rothwell and Sollensys (the “Server Agreement”). The Rothwells collectively own two units of Sollensys Blockchain Archive Server Distributive Data Center, each loaded with Sollensys Application Software (R4 Enterprise) (the “Equipment”). Pursuant to the terms and conditions of the Server Agreement, Sollensys may use the Equipment in exchange for level monthly payments of $100,000 ($50,000 per server) from the servers’ revenue to Terry Rothwell and George Benjamin Rothwell, a married couple, as a joint and survivor annuity, payable until both Rothwells are deceased.

Termination of Celerit Third Party Vendor Agreement

On December 1, 2017, prior to the closing of the Celerit Merger, Celerit entered into a Third Party Vendor Agreement, as subsequently amended (the “Agreement”), with a third party. Pursuant to the terms of the Agreement, on May 27, 2022, the third party paid to the Company a lump sum of $3,019,852 to terminate the Agreement. The Company will continue to provide services to the third party, however, as a subcontractor to another third party. The subcontractor arrangement may be terminated at any time upon 30 days’ prior written notice.

Results of Operations for the Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

The comparison of operating results includes the operations of Abstract Media, Celerit in the three and six months ended June 30, 2022 compared to zero operating results for Abstract Media and Celerit in same three and six month periods in 2021.

Revenue

For the three months ended June 30, 2022, we recorded $6,292,177 in revenue from Celerit by providing bank resource management, technology hosting, and network services, at Sollensys from the execution of our blockchain archive server agreements and due to addition of Abstract Media revenue, compared to $38,214 in revenue for the three months ended June 30, 2021. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

For the six months ended June 30, 2022, we recorded $6,736,273 in revenue compared to $109,643 for the same period ended June 30, 2021. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

Cost of sales

Cost of sales was $2,233,418 for the three months ended June 30, 2022, compared to cost of sales of $30,400 for the three months ended June 30, 2021. The significant increase in cost of sales is attributable to higher sales, the buildout of our infrastructure in the prior period in anticipation of higher sales levels in 2022, and the addition of Celerit’s and Abstract Media’s revenue and cost of sales.

Cost of sales was $2,630,074 for the six months ended June 30, 2022, compared to cost of sales of $62,744 for the six months ended June 30, 2021. The significant increase in cost of sales is attributable to higher sales, the buildout of our infrastructure in the prior period in anticipation of higher sales levels in 2022, and the addition of Celerit’s and Abstract Media’s revenue and cost of sales.

Operating expenses

Operating expenses for the three months ended June 30, 2022 were $2,786,398 compared to $882,989 for the three months ended June 30, 2021. The significant increase in operating expenses in the three months ended June 30, 2022, compared to the same period in 2021 is due to the buildout of the infrastructure at the Company in 2021 to support higher levels of activity and revenue generation in 2022, and due to the addition of Celerit’s and Abstract Media’s operating expenses.

Operating expenses for the six months ended June 30, 2022 were $4,146,943 compared to $1,446,546 for the six months ended June 30, 2021. The significant increase in operating expenses in the six months ended June 30, 2022, compared to the same period in 2021 is due to the buildout of the infrastructure at the Company in 2021 to support higher levels of activity and revenue generation in 2022, and due to the addition of Celerit’s and Abstract Media’s operating expenses.

Key components of the Company’s operating expenses for six months ended June 30, 2022 include approximately $1,066,000 in legal and professional fees, approximately $1,907,000 in payroll and benefits, approximately $144,000 in rent expense, approximately $192,000 in stock based compensation for services, approximately $338,000 in amortization of intangible assets and depreciation, and approximately $49,000 in marketing expense.

Liquidity and Capital Resources

We had $2,441,556 in cash and cash equivalents on hand as of June 30, 2022.

Net cash provided by operating activities was $492,163 for the six months ended June 30, 2022, compared to $(644,996) in cash used for the six months ended June 30, 2021. The material improvement in cash provided by operating activities during the six months ended June 30, 2022 was primarily due to the improvement in profitability during the six months ended June 30, 2022

Net cash provided by investing activities during the six months ended June 30, 2022 was $190,898 compared to $-0- for the six months ended June 30, 2021. The investing activity in 2022 primarily related to the acquisition of Celerit, compared to the purchase of the Company’s corporate headquarters in the 2021 period, which was financed with debt.

Net cash provided by financing activities was $1,165,961 for the six months ended June 30, 2022, compared to $862,557 for the six months ended June 30, 2021. The increase during the 2022 period was primarily due to related party loan proceeds, net of repayments, and proceeds from the sale of common stock of approximately $510,000 in the 2022 period, compared to approximately $863,000 from the sale of common stock in 2021.

Since we have been incurring losses from operations, we have relied on ongoing sales of unregistered securities and the personal guarantees of Mr. Beavers, our Chief Executive Officer, a member of our Board of Directors and a significant stockholder, to obtain financing to fund our operations.

There can be no assurance that we will be able to continue to raise capital from the sale of our securities, or use our securities to make acquisitions. Additionally, there can be any assurances that Mr. Beavers will continue to provide his personal guaranty on financing transactions to help raise capital.

Plans to Address Liquidity Shortages

In order to address liquidity shortages the Company has undertaken two initiatives:

Potential Sale or Lease of the Company’s Building

The Company’s management believes that its corporate headquarters building in Palm Bay, Florida has significantly appreciated in value and has excess capacity that will not be utilized in the immediate future. In order to capitalize on the perceived building appreciation, the Company is considering several courses of action but has not yet formalized a plan. These alternatives include rental of the building, outright sale of the building, or a sale-leaseback arrangement. There can be no assurance as to the timing of the formulation of a plan, or that any of these alternatives will materialize, and if they do materialize, will be on favorable terms to the Company that will result in an improvement in the Company’s liquidity.

Potential Divestiture of the Celerit Assets

Based upon Celerit’s post-acquisition performance and due to divergent views with the executive management team, the Company is considering its options with respect to the Celerit assets. Management has initiated discussions with the Celerit sellers about “unwinding” the Celerit transaction, however, multiple issues are being considered on both sides and no meaningful plan or agreement on potential deal points has been reached. There can be no assurances on timing, or that any transaction will be consummated with the Celerit sellers or other potential third parties; and if a transaction is consummated that it will be favorable terms or that it will positively impact the Company’s liquidity.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard On November 15, 2019, the FASB issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and lease standards for certain companies. Since the Company is classified as a small reporting company, emerging growth company, and has a calendar-year end the Company was eligible for deferring the adoption of ASC 842 to January 1, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, as of June 30, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2022, the Company issued an aggregate of 4,000,000 shares to investors pursuant to the terms of the Celerit Agreement and issued 73,336 shares to service providers valued at $252,776.

The above sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 6. Exhibits

Exhibit No.	Document
10.1	Amended and Restated Merger Agreement, dated as of April 7, 2022, by and among the registrant, S-CC Merger Sub, Inc., S-Solutions Merger Sub, Inc., Celerit Corporation, Celerit Solutions Corporation, and Terry Rothwell (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on April 13, 2022).
10.2	Promissory Note issued April 7, 2022, by Sollensys Corp to Terry Rothwell in principal amount of $2,695,000,000 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant on April 13, 2022).
10.3	Form of Real Estate Purchase Agreement, by and between Scare Holdings, LLC, Sollensys Corp, CRE Holdings, LLC, Terry Rothwell and George Benjamin Rothwell (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the registrant on April 13, 2022).
10.4	Executive Employment Agreement dated as of April 7, 2022, by and between Sollensys Corp and Terry Rothwell (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the registrant on April 13, 2022).
10.5	Executive Employment Agreement dated as of April 7, 2022, by and between Sollensys Corp and Ron Harmon (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the registrant on April 13, 2022).
10.6	Banking and Credit Union Services Agreement dated April 7, 2022, by and between Sollensys Corp and Celerit Corporation (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the registrant on April 13, 2022).
10.7	Rothwell Sollensys Blockchain Archive Server Distributive Data Center Agreement (2 Units) dated April 7, 2022, by and among Terry Rothwell, George Rothwell and Sollensys Corp (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the registrant on April 13, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLLENSYS CORP

Dated: August 16, 2022	By:	/s/ Donald Beavers
Chief Executive Officer
(principal executive officer, principal financial officer and principal accounting officer)