Form 10-Q
period 2022-09-30
SOLLENSYS CORP.
filed 2022-11-21
CIK 1519177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 21, 2022, the registrant had 101,251,158 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLLENSYS CORP.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,288	$592,534
Accounts receivable	286,297	1,717
Other receivables	27,102	-
Inventory	78,000	78,000
Prepaid expenses	-	60,749
Total current assets	396,687	733,000
Property, plant and equipment, net	2,884,449	2,944,830
Right of use assets	437,691	-
Other assets	17,994	17,994
Goodwill, net	-	200,199
Intangible assets, net	-	194,638
Total assets	$3,736,821	$4,090,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$321,334	$66,268
Accrued expenses	213,537	195,589
Deferred revenue	637,016	437,731
Lease liability current portion	83,496	-
Related party loans	1,396,075	-
Notes payable-short term	3,226,179	2,505,553
Total current liabilities	5,877,637	3,205,141
Notes payable - long term	14,426	19,137
Lease liabilities - long term	399,509	-
Deferred revenue - long term	184,286	205,714
Total liabilities	6,475,856	3,429,992

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 101,201,158 and 100,715,736 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	101,201	100,716
Additional paid-in capital	21,528,711	8,527,616
Accumulated deficit	(24,368,948)	(7,967,663)
Total stockholders’ equity (deficit)	(2,739,035)	660,669
Total liabilities and equity	$3,736,821	$4,090,661

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP.

Consolidated Statements of Operations

(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue	$102,353	$35,714	$890,576	$145,357
Cost of sales	190,048	104,608	999,093	167,352
Gross margin	(87,695)	(68,894)	(108,516)	(21,995)

Operating expenses:
General and administrative expense	878,110	1,058,574	3,767,097	2,505,120
Goodwill and intangible asset impairment charge	344,787	-	344,787	-
Total operating expenses	1,222,896	1,058,574	4,111,884	2,505,120
Loss from operations	(1,310,591)	(1,127,468)	(4,220,400)	(2,527,115)
Other income (expense)
Other income	5,533	2,167	11,893	3,675
Interest expense	(56,595)	(20,871)	(148,316)	(30,767)
Total other income (expense)	(51,062)	(18,704)	(136,424)	(27,092)
Loss from continuing operations before income taxes	(1,361,654)	(1,146,172)	(4,356,824)	(2,554,207)
Provision (benefit) for income taxes	-	-	-	-
Loss from continuing operations	(1,361,654)	(1,146,172)	(4,356,824)	(2,554,207)
Loss from discontinued operations	(14,866,180)	-	(11,998,500)	-
Net loss	$(16,227,834)	$(1,146,172)	$(16,355,324)	$(2,554,207)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Loss from discontinued operations	$(0.14)	-	$(0.11)	$-
Basic and diluted loss per share	$(0.16)	$(0.01)	$(0.16)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	103,486,411	99,802,328	102,962,945	99,554,582

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP.

Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Preferred Stock				Additional		Total Stockholders’
	Series A		Common stock		Paid-in	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	(Deficit)	(Deficit)
Balance, December 31, 2020	-	-	99,354,547	99,355	3,390,213	(3,442,078)	47,490

Private placement of common shares		-	36,572	37	111,464		111,501

Net loss						(524,472)	(524,472)

Balance, March 31, 2021	-	$-	99,391,119	$99,392	$3,501,677	$(3,966,550)	$(365,481)

Stock based compensation		-	44,365	44	234,316		234,360

Private placement of common shares			199,893	200	750,876		751,076

Net loss						(883,563)	(883,563)

Balance, June 30, 2021	-	$-	99,635,377	$99,636	$4,486,869	$(4,850,113)	$(263,608)

Stock based compensation		-	12,000	12	65,988		66,000

Private placement of common shares			355,115	355	1,178,047		1,178,402

Net loss						(1,146,172)	(1,146,172)

Balance, September 30, 2021	-	$-	100,002,492	$100,003	$5,730,904	$(5,996,285)	$(165,377)

	Preferred Stock				Additional		Total Stockholders’
	Series A		Common stock		Paid-in	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	(Deficit)	(Deficit)
Balance, December 31, 2021	-	$-	100,715,736	$100,716	$8,527,616	$(7,967,663)	$660,669

Impact of the adoption of ASC 842						(45,961)	(45,961)

Private placement of common shares		-	158,750	159	509,842		510,001

Net loss						(1,359,050)	(1,359,050)

Stock based compensation					50,849		50,849

Balance, March 31, 2022	-	$-	100,874,486	$100,875	$9,088,307	$(9,372,673)	$(183,492)

Issuance of common stock to purchase Celerit		-	4,000,000	4,000	12,796,500		12,800,500

Net profit						1,231,563	1,231,563

Stock based compensation			73,336	73	140,967		141,040

Balance, June 30, 2022	-	$-	104,947,822	$104,948	$22,025,773	$(8,141,112)	$13,989,609

Return of common stock for Celerit rescission			(4,000,000)	(4,000)	(808,000)		(812,000)

Net loss		-				(16,227,834)	(16,227,834)

Stock based compensation			253,336	253	310,938		311,191

Balance, September 30, 2022	-	$-	101,201,158	$101,201	$21,528,711	$(24,368,948)	$(2,739,035)

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2022	2021

Cash flows from operating activities of continuing operations
Net loss	$(16,355,324)	$(2,554,207)
Net loss from discontinued operations	(11,998,500)	-
Net loss from continuing operations	(4,356,824)	(2,554,207)
Adjustments to reconcile net loss to net cash
Stock-based compensation	503,080	300,360
Impairment of goodwill and intangible assets	344,787	-
Depreciation and amortization	143,376	7,592
Changes in operating assets and liabilities:
Accounts receivable	(71,297)	-
Other receivables	(27,102)	-
ROU leases	(647)	-
Prepaid expenses	60,749	(96,969)
Inventory	-	(24,000)
Accounts payable	255,066	116,093
Accrued expenses	17,948	261,787
Deferred revenues	177,856	347,858
Net cash (used in) operating activities - continuing operations	(2,953,008)	(1,641,486)
Net cash provided by operating activities - discontinued operations	2,480,826	-
Net cash (used in) operating activities	(472,182)	(1,641,486)

Cash flows from investing activities
Purchase of land, buildings and improvements	-	(167,246)
Proceeds from the disposal of fixed assets	2,700	-
Purchase of furniture and equipment	(21,169)	(241,445)
Net cash (used in) investing activities-continuing operations	(18,469)	(408,691)
Net cash (used in) investing activities-discontinued operations	(2,347,992)	-
Net cash (used in) investing activities	(2,366,461)	(408,691)

Cash flows from financing activities:
Proceeds from notes payable	777,760	25,980
Payments on notes payable	(61,845)	-
Proceeds from related party loans	1,416,075	-
Payments on related party notes	(20,000)	-
Debt issuance costs	(18,510)	-
Proceeds from the sale of common stock	510,001	2,040,979
Net cash provided by financing activities-continuing operations	2,603,481	2,066,959
Net cash (used in) financing activities-discontinued operations	(352,084)	-
Net cash provided by financing activities	2,251,397	2,066,959

Net increase (decrease) in cash and cash equivalents	(587,246)	16,782
Cash and cash equivalents at beginning of period	592,534	129,624
Cash and cash equivalents at end of period	$5,288	$146,406

Supplemental disclosure of cash flow information:
Cash paid for interest	$100,979	$30,767

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

On November 4, 2022 the Company entered into a Membership Interest Purchase Agreement with TechEdge Services, a Texas corporation, to sell 100% of its ownership interest in Abstract Media. See Note 12. “Subsequent Events”

Celerit Merger and Rescission

On April 7, 2022, the Company completed a Merger Agreement (“Merger Agreement”) by and among (i) the Company; (ii) S-CC Merger Sub, Inc., a wholly owned subsidiary of the Company (“S-CC Merger Sub”); (iii) S-Solutions Merger Sub, Inc., a wholly owned subsidiary of the Company (“S-Solutions Merger Sub”); (iv) Celerit Corporation (“Celerit”); (v) Celerit Solutions Corporation (“Celerit Solutions”); and (vi) Terry Rothwell (collectively, (i)-(v), the “Merger Parties”).

On August 22, 2022 the Company entered into Recission Agreement with the Merger Parties. As a result of the Recission Agreement Celerit and Celerit Solutions became discontinued operations. See Note 6. “Discontinued Operations”

Management’s Representation of Interim Financial Statements

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

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation

In the opinion of Sollensys, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2022, the results of its operations for the three months and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Form 10-K for such period. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full fiscal year.

The consolidated financial statements of Sollensys include all of its wholly-owned subsidiaries. The operations of the Company’s former Celerit division has been presented as discontinued operations for all periods presented. See Note 6 - “Discontinued Operations” for further information. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

NOTE 2 – GOING CONCERN

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements are available. The Company has incurred significant operating losses since its inception. As of September 30, 2022, the Company had a working capital deficit of $5,480,950 and an accumulated deficit of $24,368,948.

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

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On November 4, 2022 the Company entered into a Membership Interest Purchase Agreement with TechEdge Services, a Texas corporation, to sell all of its ownership interest in Abstract Media. See Note 12. “Subsequent Events.” After assessing the impact of the terms of the Membership Interest Purchase Agreement on its financial statements, the Company determined that the carrying value of Abstract Media as of September 30, 2022 exceeded its fair value. As a result, the Company recorded an impairment charge of $344,787 on its Consolidated Statement of Operations for the three months ended September 30, 2022.

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

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Under the terms of the Company’s regional service center contracts, the Company requires a substantial deposit in advance of the support work required to be performed by the Company. All deposits that have not been deemed earned by the Company following the guidelines of the ASC 606 are considered to be contract liabilities and are classified as deferred revenue on the Company’s consolidated balance sheets. As of September 30, 2022, the current balance of deferred revenue was $637,016 and the long-term balance was $184,286 compared to $437,731 and $-0- respectively at December 31, 2021.

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

The Company’s disaggregation of revenues by type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue from Blockchain Archive Servers and SaaS	$40,520	$35,714	$569,384	$145,357
Revenue from augmented reality for corporate high tech training and integration of cybersecurity	61,833	-	321,192	-
Total revenue	$102,353	$35,714	$890,576	$145,357

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period as defined by ASC 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2022 and December 31, 2021, there were no instruments which would have a dilutive effect.

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

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the first quarter of fiscal 2022, the Company adopted ASU 2016-02 using the “Comparatives Under 840 Option” approach to transition. Under this method, financial information related to periods prior to adoption will be as originally reported under the previous standard – ASC 840, Leases. The effects of adopting the new standard (ASC 842, Leases) in fiscal 2022 were recognized as a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal first quarter. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification as operating or capital leases. We also elected to combine lease and non-lease components and to exclude short-term leases from our consolidated balance sheets.

The most significant impact of adoption was the recognition of right of use operating lease assets and right of use operating lease liabilities of $496,000 and $541,000, respectively. The cumulative impact of these changes increased the accumulated deficit by approximately $46,000. We expect the impact of adoption to be immaterial to our consolidated statements of operations and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 9 Leases, for additional information regarding our accounting policy for leases and additional disclosures.

Accounts receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. The Company uses the allowance method to estimate for uncollectible receivables and maintains reserves, when necessary, for potential credit losses. An allowance for doubtful accounts, when necessary, is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of an invoice. Accounts more than 120 days past due are considered delinquent and are written off after all collection attempts have been exhausted. As of September 30, 2022 and December 31, 2021, the balance of accounts receivable were $286,297 and $1,717, respectively. Management determined that an allowance for doubtful accounts was not necessary for either period.

NOTE 4 – NOTES PAYABLE AND RELATED PARTY LOANS

As of September 30, 2022 and December 31, 2021, the Company had the following notes payable, and related party loans outstanding:

	September 30,	December 31,
	2022	2021
Related party loans (a)	$1,396,075	$-
Notes payable - short term (b)	$3,226,179	$2,505,553
Notes payable - long term (c)	$14,426	$19,137

(a)	Related party loans are comprised of the following:

(i)	As of September 30, 2022, David Beavers, a related party had loaned the Company on an unsecured basis, $166,803 at 6% with a maturity date of September 30, 2023, and Donald Beavers, the Company’s CEO had loaned the Company $15,372 on an interest free basis with a maturity of date of August 30, 2022.
(ii)	The Company had one interest free demand loan, and four 6% loans from various related parties in the amount of $15,000, $468,900, $150,000, $350,000, and 230,000, respectively. These notes mature on March 31, 2023, September 30, 2023, April 10, 2023, May 4, 2023 and August 11, 2023, respectively. The $468,900, $150,000, $350,000 and $230,000 notes are unsecured. The $15,000 note is secured by a personal guarantee from the Company’s CEO.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)	Notes payable - short term are comprised of the following:

(i)	The Company has a $2,500,000 mortgage note payable from the acquisition of a building in Palm Bay, Florida. The terms of the mortgage note payable called for monthly interest only payments of approximately $10,000 each through December 2021. Effective January 8, 2022, the mortgage note payable requires monthly mortgage payments of principal and interest of $16,250, at an interest rate of 4.75% per annum, with a maturity date of December 8, 2024 and a balloon principal payment due of approximately $2,270,000. The mortgage is secured by the underlying real estate all equipment and fixtures owned or subsequently acquired, and 500,000 shares of the Company’s common stock pledged by the Company’s CEO, as well his personal guarantee for the full amount of the mortgage. Additionally, the mortgage note payable provides the lender a due on demand feature at the discretion of the lender. As a result, the Company has recorded the outstanding balance of the note payable as a current liability. At September 30, 2022 and December 31, 2021, the balance outstanding on the mortgage note payable is $2,442,681 and $2,500,000, respectively.

(ii)

The Company has a vehicle loan which requires monthly payments of principal and interest in the amount of $710. The loan matures August 2025, bears interest at 13.1%, and is secured by the specific vehicle. As of September 30, 2022 the short term portion of this note amounted to $5,738.

(iii)	On September 20, 2022 the Company entered into a twelve percent (12%) $172,760 promissory note including $18,510 of Original Issue discount with 1800 Diagonal Lending LLC (“Diagonal) with a maturity date of September 30, 2023. Accrued interest, and outstanding principal shall be repaid in ten payments each in the amount of $19,349. In the event of a default, as defined in the note payable agreement, the loan is convertible at the discretion of the lender into common stock at 75% of the lowest ten day trading price prior to the conversion date multiplied by the amount outstanding.

(iv)	As part of the Celerit recission the Company agreed to a promissory note payable to Celerit for $605,000 accruing interest at 7% and maturing on September 30, 2022.

(c)	The notes payable – long term balance of $14,426 is the long term portion of the vehicle loan noted above.

At September 30, 2022, the aggregate maturities of notes payable for the next five years and thereafter are as follows:

Year 1	$4,622,254
Year 2	7,494
Year 3	6,932
Year 4	-
Total	$4,636,680

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

For the acquisition of Abstract Media, the following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired and liabilities assumed:

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

The Company allocated the fair value of the total consideration paid of $400,398 to goodwill of $200,199 and the same amount of $200,199 to intangible assets with a life of three years. The value of goodwill represented Abstract Media’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on December 31, 2021.

On November 4, 2022 the Company entered into a Membership Interest Purchase Agreement with TechEdge Services, a Texas corporation, to sell all of its ownership interest in Abstract Media. See Note 12. “Subsequent Events.” After assessing the impact of the terms of the Membership Interest Purchase Agreement on its financial statements, the Company determined that the goodwill and the unamortized value of intangible assets as of September 30, 2022 had been fully impaired. As a result the Company recorded an impairment charge of $344,787 on its Consolidated Statement of Operations for the three months ended September 30, 2022.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – DISCOUNTINUED OPERATIONS

On April 7, 2022, the Company closed on a Merger Agreement (“Merger Agreement”) by and among (i) the Company; (ii) S-CC Merger Sub, Inc., a wholly owned subsidiary of the Company (“S-CC Merger Sub”); (iii) S-Solutions Merger Sub, Inc., a wholly owned subsidiary of the Company (“S-Solutions Merger Sub”); (iv) Celerit Corporation (“Celerit”); (v) Celerit Solutions Corporation (“Celerit Solutions”); and (vi) Terry Rothwell (collectively, (i)-(v), the “Merger Parties”).

Aggregate consideration for the Mergers consisted of (i) $2,695,000, subject to certain adjustments set forth in the Merger Agreement, as amended (the “Cash Consideration”), and (ii) 4,000,000 shares of Sollensys common stock (the “Sollensys Shares”). The Cash Consideration was paid to Terry Rothwell via the issuance to Terry Rothwell at the closing of a promissory note of Sollensys (the “Rothwell Note”). Additional consideration of $10,000 was paid to Terry Rothwell. The Rothwell Note has a principal amount of $2,695,000, bears simple interest at a rate of 0.0001% to the maturity date, September 30, 2022, and, if not paid at maturity, the Rothwell Note accrued simple interest at 6% per year until paid. There was no penalty or premium for prepayment. In the event of a default, Sollensys agreed to pay Terry Rothwell’s reasonable legal fees and costs of collection.

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

The Company allocated the fair value of the total consideration paid to goodwill of $10,945,515 and $2,736,378 to intangible assets with a life of three years. The value of goodwill represents Celerit and Celerit Solutions’ ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on September 30, 2022. The Company’s accounting for the acquisition of Celerit was based upon estimates of the allocation between goodwill and intangible assets

Subsequent to entry into the Merger Agreement, the parties determined that they would unwind the transactions as set forth in the Merger Agreement and in the other agreements entered into in connection therewith.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Rescission Agreement

On August 22, 2022, the Company entered into the Rescission, Termination and Release Agreement (the “Rescission Agreement”) by and among (i) the Company, (ii) SCARE Holdings LLC, a wholly-owned subsidiary of Sollensys, (“SCARE”); (iii) Celerit; (iv) Celerit Solutions; (v) Ms. Rothwell; (vi) Ron Harmon; and (vii) CRE. Pursuant to the terms of the Rescission Agreement, the parties agreed to unwind the transactions as set forth in the Merger Agreement and in the other agreements entered into in connection therewith, so as to place each of the parties to the Merger Agreement in the position that they were as of immediately prior to the closing of the transactions as set forth in and as contemplated by the Merger Agreement and the related agreements. As a result, on August 26, 2022, the following agreements were terminated, except as set forth in the Rescission Agreement: (i) the Rothwell Employment Agreement, (ii) the Harmon Employment Agreement, (iii) the Blockchain Archive Server Agreement, (iv) the Rothwell Note, (v) the Banking Agreement, and (vi) the Real Estate Purchase Agreement.

Pursuant to the terms of the Rescission Agreement, among other things, the parties agreed as follows:

(i)	Sollensys agreed to transfer to Ms. Rothwell one share of Celerit common stock;

(ii)	Sollensys agreed to transfer to Ms. Rothwell one share of Celerit Solutions common stock;

(iii)	Ms. Rothwell agreed to transfer to Sollensys 4,000,000 shares of Sollensys common stock;

(iv)	Ms. Rothwell agreed to resign from any and all positions with Sollensys, including as a member of Sollensys’ board of directors;

(v)	Donald Beavers agreed to resign as a director and officer of Celerit and Celerit Solutions;

(vi)	Anthony Nolte agreed to resign as a director and officer of Celerit and Celerit Solutions; and

(vii)	Sollensys agreed, in connection with its withdrawal from Celerit of an aggregate of $605,000 following the closing of the Merger Agreement, to issue to Celerit a promissory note in the principal amount of $605,000, accruing interest at the rate of 7% per annum and due on September 30, 2022 (the “Celerit Note”).

As of the date of this Report the promissory note for $605,000 had not been paid.

In addition, pursuant to the terms of the Rescission Agreement, the parties agreed to terminate:

(i)	The Executive Employment Agreement, dated as of April 7, 2022, by and between Sollensys and Ms. Rothwell;

(ii)	The Executive Employment Agreement, dated as of April 7, 2022, by and between Sollensys and Mr. Harmon;

(iii)	The Rothwell Sollensys Blockchain Archive Server Distributive Data Center Agreement (2 Units);

(iv)	The Promissory Note issued by Sollensys to Ms. Rothwell on April 7, 2022;

(v)	The Banking and Credit Union Services Agreement, dated as of April 7, 2022; and

(vi)	The Real Estate Purchase Agreement, dated as of March 24, 2022.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the recission the Company recorded the following loss from discontinued operations :

Assets transferred:
Cash	$2,560,058
Accounts receivable	942,862
Other accounts receivable	629,086
Prepaids and other assets	107,109
Property and equipment, net	449,520
Goodwill	10,945,115
Intangibles	2,394,238
Total assets	18,027,988
Liabilities transferred:
Accounts payable	(56,715)
Accrued expenses	(166,579)
Loans payable	(223,294)

Net assets transferred	17,804,694

Consideration received, 4,000,000 shares returned to treasury	(812,000)
Extinguishment of promissory note	(2,342,916)
Loss from discontinued operation	$(14,649,778)

The loss from discontinued operations is follows:

	Three months ended June 30, 2022	Three months ended September 30, 2022	Nine months ended September 30, 2022
Revenue	$5,945,395	$1,299,787	$7,245,182

Operating Expenses	3,077,715	1,516,189	4,593,904

Income Loss from Discontinued Operations	2,867,680	(216,402)	2,651,278

Loss on Rescission(a)	-	(14,649,778)	(14,649,778)
Discontinued operations	$2,867,680	$(14,866,180)	$(11,998,500)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,299,787	$-	$7,245,182	$-

Operating expenses	1,516,189	-	4,593,904	-

Income (loss) from discontinued operations	(216,402)	-	2,651,278	-

Loss on rescission (a)	(14,649,778)	-	(14,649,778)	-

Discontinued operations, net of tax	$(14,866,180)	$-	$(11,998,500)	$-

(a)	Other loss from discontinued operations is attributable to the loss incurred due to the rescission of the acquisition agreement

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2022, the balance of goodwill and intangible assets was $-0- and $-0-, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded $50,050 and $-0- in amortization expense, respectively.

On November 4, 2022 the Company entered into a Membership Interest Purchase Agreement with TechEdge Services, a Texas corporation, to sell all of its ownership interest in Abstract Media. See Note 12. “Subsequent Events.” After assessing the impact of the terms of the Membership Interest Purchase Agreement on its financial statements, the Company determined that the goodwill and the unamortized value of intangible assets as of September 30, 2022 had been fully impaired. As a result the Company recorded an impairment charge of $344,787 on its Consolidated Statement of Operations for the three months ended September 30, 2022.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022 ended September 30, 2022, the Company received a number of related party loans, See Note 4 – “Notes Payable And Related Party Loans” for a detail of these transactions.

During 2021, the Company entered into a contract with a member of management to provide blockchain service to them. For that service, the member of management paid a deposit of $90,000, which is currently reflected as deferred revenue at September 30, 2022 and December 31, 2021.

NOTE 9 – STOCK-BASED COMPENSATION

During 2022 and 2021, the Company issued 383,037 common shares to various consultants in lieu of cash payment. The awards were valued at the market price on the date of grant. The shares were valued at $848,889 and are amortized and vest ratably over the requisite period that the consultants provided service over. In some cases these shares vest immediately. During the nine months ended September 30, 2022, the Company expensed $503,080. The remaining unamortized stock-based compensation amount of $104,000 will be amortized to expense through April 2023. Of the 383,037 shares issued, 283,037 shares are currently vested and the remaining 10,000 shares vest through December 2022.

NOTE 10 – LEASES

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

Leases with an initial term of 12 months or less, or that are on a month to month basis are not recorded on our Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

The weighted average remaining lease term is 3.52 years and the weighted average discount rate is 12%. Future lease payments under our non-cancellable leases as of September 30, 2022 were as follows:

Year 1	$190,515
Year 2	161,153
Year 3	160,599
Year 4	68,216
Total	580,483
Imputed interest	(97,478)
Lease liability	$483,005

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

On September 30, 2022, and December 31, 2021, there were 25,000,000 shares of preferred stock authorized, with -0- shares issued and outstanding at both periods, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2022 and December 31, 2021, respectively, there were 101,201,158 and 100,715,736 shares of common stock issued and outstanding.

During the nine months ended September 30, 2022, the Company:

●	Raised $510,001 from the sale of 158,750 restricted common shares to investors

●	Issued 4,000,000 shares pursuant to the acquisition of Celerit and Celerit Solutions. These shares were valued at $3.20 per share. These shares were returned and retired due to the recission of the Celerit transaction on August 22, 2022. The shares were returned at a fair value of $0.20 per share

●	Issued an aggregate of 326,672 shares of common stock, valued at $538,842 pursuant to the 2021 Equity Incentive Plan to numerous consultants and service providers.

During the year ended December 31, 2021, the Company:

●	Raised $4,603,979 from the sale of 1,231,580 common shares to investors

●	Issued 73,244 shares valued at $292,976 in connection with the acquisition of Abstract Media

●	Issued an aggregate of 56,365 shares of common stock, valued at $310,048 pursuant to the Sollensys Corp 2021 Equity Incentive Plan to numerous consultants.

NOTE 12 – SUBSEQUENT EVENTS

10% Convertible Promissory Note

On October 13, 2022, the Company issued a promissory note to AJB Capital Investments, LLC (“AJB”) an unrelated thirty party lender, in the principal amount of $600,000 (“AJB Note”). Pursuant to the terms of the AJB Note, the Company agreed to pay to AJB the principal amount of the AJB Note, together with guaranteed interest on the principal balance in the amount of 10% per calendar year. The AJB Note matures on April 13, 2023 (the “Maturity Date”); provided, however, that the Maturity Date may be extended at the Company’s sole discretion up to six months following the original Maturity Date. If the Maturity Date is extended, the interest rate will be 15% per annum for any period following the original Maturity Date, payable monthly. The AJB Note has an original issue discount of $60,000. Accordingly, the purchase price of the AJB Note was $540,000. Any amount of principal or interest on the AJB Note that is not paid when due will bear interest at the rate of the lesser of (i) 18%, and (ii) the maximum amount permitted under law from the due date thereof until the same is paid.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The AJB Note is convertible, subject to a 4.99% equity blocker, in the event of a default, as provided in the AJB Note, into common stock at a conversion price (the “Conversion Price”) equal to the Variable Weighted Average Price (“VWAP”) (i) during the previous 10 trading day period ending on the date of issuance of the AJB Note, or (ii) during the previous 10 trading day period ending on the conversion date, whichever is lower. If the common stock is not deliverable electronically by the Depository Trust Company (“DWAC”), an additional 10% discount will apply for all future conversions until DWAC delivery becomes available. If the common stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 15% discount will apply for all future conversions until such chill is lifted. Additionally, if the Company ceases to be a reporting company pursuant to the Exchange Act, or if the AJB Note cannot be converted into free trading shares after 181 days from the issue date (other than as a result of AJB’s status as an affiliate of the Company), an additional 15% discount will be attributed to the conversion price.

While the AJB Note is outstanding, each time any third party has the right to convert monies owed to that third party into common stock (or receive shares pursuant to a settlement or otherwise), at a discount to market greater than the Conversion Price in effect at that time (prior to all other applicable adjustments in the AJB Note), then AJB, in its sole discretion, may utilize such greater discount percentage (prior to all applicable adjustments in this AJB Note) until the AJB Note is no longer outstanding. While the AJB Note is outstanding, each time any third party has a look back period greater than the look back period in effect under the AJB Note at that time, then AJB, in its sole discretion, may utilize such greater number of look back days until the AJB Note is no longer outstanding.

Upon the occurrence of certain events of default specified in the AJB Note, including, but not limited to, a failure to honor a conversion request, failure to maintain the Company’s quotation, or the Company’s failure to comply with its obligations under Exchange Act, all amounts owed to AJB under the AJB Note, including default interest if any, shall then become due and payable. Further, if the Company fail to maintain its quotation, fails to comply with its obligations under the Exchange Act, or loses the “bid” price for its common stock for a period of five days after written notice thereof to the Company, after the nine-month anniversary of the AJB Note, then the principal amount of the AJB Note will increase by $15,000 and AJB will be entitled to use the lowest trading price during the delinquency period as a base price for the conversion and the Conversion Price will be redefined to mean 40% multiplied by the Conversion Price, subject to adjustment as provided in the AJB Note.

Common Stock Purchase Warrant

Pursuant to the terms of the Warrant, AJB may purchase up to 1,000,000 shares of common stock at an exercise price per share of $0.15, subject to adjustment as set forth in the Warrant, for a period ending on October 13, 2027. Exercises are subject to a 4.99% equity blocker.

The Company also agreed to include the shares exercisable upon exercise of the Warrant in a registration statement filed by the Company with respect to a public offering of the Company’s securities. If no such registration statement is filed or if the Company fails to include such shares in the registration statement, then no later than the date that is 90 days after October 13, 2022, the Company will file a registration statement including all shares issuable upon exercise of the Warrant and will cause the registration statement to be declared effective within 180 days after October 13, 2022.

Security Agreement

In connection with entry into the SPA and issuance of the AJB Note, on October 13, 2022, the Company entered into a Security Agreement, dated as of October 13, 2022, by and between the Company and AJB (the “Security Agreement”). Pursuant to the terms of the Security Agreement, the Company agreed to grant to AJB an unconditional and continuing first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the AJB Note, the SPA and the other documents executed in connection with the SPA.

The Security Agreement contains customary representations, warranties, covenants and indemnification obligations of the Company.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Membership Purchase Agreement for the Sale of Abstract Media LLC

On November 4, 2022 the company sold 100% of its membership interest in Abstract Media, LLC to Tech Edge Services for $1,000. Additional terms are as follows:

(a) The Parties acknowledge and agree that Abstract Media is currently the lessee pursuant to a lease for the premises located at 33136 Magnolia Circle, Suite F, Magnolia, Texas 77354 (the “Lease”). Following the Closing, the Seller shall continue to pay the rent payable pursuant to the Lease for the months of November 2022 and December 2022. Buyer shall thereafter be responsible for rent payments in the Lease commencing on January 1, 2023.

(b) The Company shall pay, and shall be responsible for, all outstanding liabilities of Abstract Media related to any and all contracts of Abstract Media as of the Closing Date.

(c) Following the Closing and for a period of 24 months thereafter (the “Earn-Out Period”), Buyer shall pay to the Company an amount equal to 5% of the gross proceeds received by the Company with respect to contracts and agreements in place with Abstract Media as of the Closing Date. Such payments shall be made within 7 days of each calendar month during the Earn-Out Period.

Sale of Company Headquarters Building

On November 3, 2022 the Company entered into a Purchase and Sale Agreement with EML Realty Partners (“EML”), a Florida LLC to sell its corporate headquarters located at 1470 Treeland Boulevard SE, Palm Bay, Florida 32909 for $3,850,000 with an expected closing date of no later than December 30, 2022. The transaction is expressly contingent on EMP completing successful due diligence, to their sole and absolute discretion within 30 days of November 3, 2022. If the closing occurs the Company and EML have agreed to a lease where the Company will leaseback its premises for a five year period at a monthly base rent of $25,667 with an annual 3% escalator clause.

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

Recent Developments

Rescission Agreement

As previously disclosed, pursuant to the Amended and Restated Merger Agreement dated as of April 7, 2022 (the “Merger Agreement”), by and among S-CC Merger Sub, Inc. (“S-CC Merger Sub”), a previously a wholly owned subsidiary of Sollensys Corp (“Sollensys”); SSolutions Merger Sub, Inc., a previously a wholly owned subsidiary of Sollensys (“S-Solutions Merger Sub”); SCARE Holdings, LLC, a wholly owned subsidiary of Sollensys (“SCARE”); (iii) Celerit Corporation, a wholly owned subsidiary of Sollensys (“Celerit”); (iv) Celerit Solutions Corporation, a wholly owned subsidiary of Sollensys (“Celerit Solutions”); (v) Terry Rothwell; and (vi) CRE Holdings, LLC (“CRE”), the parties to the Merger Agreement undertook certain transactions, including the merger of Celerit with and into S-CC Merger Sub, with Celerit surviving, and the merger of Celerit Solutions with and into S-Solutions Merger Sub, with Celerit Solutions surviving, in which transactions Ms. Rothwell received certain consideration as set forth in the Merger Agreement, and in connection with which the parties entered into certain other agreements and certain other transactions. Subsequent to entry into the Merger Agreement, the parties determined that they would unwind the transactions as set forth in the Merger Agreement and in the other agreements entered into in connection therewith.

Accordingly, on August 22, 2022, the Company entered into the Rescission, Termination and Release Agreement (the “Rescission Agreement”) by and among (i) the Company, (ii) SCARE; (iii) Celerit; (iv) Celerit Solutions; (v) Ms. Rothwell; (vi) Ron Harmon; and (vii) CRE. Pursuant to the terms of the Rescission Agreement, the parties agreed to unwind the transactions as set forth in the Merger Agreement and in the other agreements entered into in connection therewith, so as to place each of the parties to the Merger Agreement in the position that they were as of immediately prior to the closing of the transactions as set forth in and as contemplated by the Merger Agreement and the related agreements. As a result, on August 26, 2022, the following agreements were terminated, except as set forth in the Rescission Agreement: (i) the Rothwell Employment Agreement, (ii) the Harmon Employment Agreement, (iii) the Blockchain Archive Server Agreement, (iv) the Rothwell Note, (v) the Banking Agreement, and (vi) the Real Estate Purchase Agreement.

Pursuant to the terms of the Rescission Agreement, among other things, the parties agreed as follows:

(viii)	Sollensys agreed to transfer to Ms. Rothwell one share of Celerit common stock;

(ix)	Sollensys agreed to transfer to Ms. Rothwell one share of Celerit Solutions common stock;

(x)	Ms. Rothwell agreed to transfer to Sollensys 4,000,000 shares of Sollensys common stock;

(xi)	Ms. Rothwell agreed to resign from any and all positions with Sollensys, including as a member of Sollensys’ board of directors;

(xii)	Donald Beavers agreed to resign as a director and officer of Celerit and Celerit Solutions;

(xiii)	Anthony Nolte agreed to resign as a director and officer of Celerit and Celerit Solutions; and

(xiv)	Sollensys agreed, in connection with its withdrawal from Celerit of an aggregate of $605,000 following the closing of the Merger Agreement, to issue to Celerit a promissory note in the principal amount of $605,000, accruing interest at the rate of 7% per annum and due on September 30, 2022 (the “Celerit Note”).

In addition, pursuant to the terms of the Rescission Agreement, the parties agreed to terminate:

(vii)	The Executive Employment Agreement, dated as of April 7, 2022, by and between Sollensys and Ms. Rothwell (the “Rothwell Employment Agreement”), except as set forth in the Rescission Agreement;

(viii)	The Executive Employment Agreement, dated as of April 7, 2022, by and between Sollensys and Mr. Harmon (the “Harmon Employment Agreement”), except as set forth in the Rescission Agreement;

(ix)	The Rothwell Sollensys Blockchain Archive Server Distributive Data Center Agreement (2 Units), dated as of April 7, 2022, by and among Sollensys, Ms. Rothwell and George Benjamin Rothwell (the “Blockchain Archive Server Agreement”);

(x)	The Promissory Note issued by Sollensys to Ms. Rothwell on April 7, 2022 (the “Rothwell Note”);

(xi)	The Banking and Credit Union Services Agreement, dated as of April 7, 2022, by and between Sollensys and Celerit (the “Banking Agreement”);

(xii)	The Real Estate Purchase Agreement, dated as of March 24, 2022, by and among Sollensys, SCARE, CRE, Ms. Rothwell and Mr. Rothwell (the “Real Estate Purchase Agreement”).

Promissory Note

On August 22, 2022, Sollensys issued a Promissory Note, in the principal amount of $605,000, to Celerit. The Celerit Note bears simple interest at a rate of 7% per annum to the maturity date, September 30, 2022, or such earlier date as the Celerit Note may be paid pursuant to the terms of the Celerit Note. There is no penalty or premium for prepayment. In the Event of Default (as defined in the Celerit Note), Celerit may, at its option, declare the entire indebtedness under the Celerit Note immediately due and payable.

Board Resignations

Pursuant to the terms of the Rescission Agreement, effective August 22, 2022, Ms. Rothwell resigned as a member of Sollensys’ board of directors. Effective August 23, 2022, Anthony Nolte resigned as a member of Sollensys’ board of directors. Ms. Rothwell’s and Mr. Nolte’s resignations are not because of a disagreement with Sollensys on any matter relating to Sollensys’ operations, policies or practices.

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

On November 4, 2022 the company sold 100% of its membership interest in Abstract Media, LLC to Tech Edge Services for $1,000. Additional terms are as follows:

(a) The Parties acknowledge and agree that Abstract Media is currently the lessee pursuant to a lease for the premises located at 33136 Magnolia Circle, Suite F, Magnolia, Texas 77354 (the “Lease”). Following the Closing, the Seller shall continue to pay the rent payable pursuant to the Lease for the months of November 2022 and December 2022. Buyer shall thereafter be responsible for rent payments in the Lease commencing on January 1, 2023.

(b) The Company shall pay, and shall be responsible for, all outstanding liabilities of Abstract Media related to any and all contracts of Abstract Media as of the Closing Date.

(c) Following the Closing and for a period of 24 months thereafter (the “Earn-Out Period”), Buyer shall pay to the Company an amount equal to 5% of the gross proceeds received by the Company with respect to contracts and agreements in place with Abstract Media as of the Closing Date. Such payments shall be made within 7 days of each calendar month during the Earn-Out Period.

Under the terms of the Membership Interest Purchase Agreement, the Company determined that the goodwill and the unamortized value of intangible assets as of September 30, 2022 had been fully impaired. As a result the Company recorded an impairment charge of $344,787 on its Consolidated Statement of Operations for the three months ended September 30, 2022

Results of Operations for the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

The comparison of operating results includes the operations of Abstract Media in the three and nine months ended September 30, 2022 compared to zero operating results for Abstract Media in the same three and nine month periods in 2021. See “—Overview—Recent Developments” regarding the unwinding of all of the Celerit transactions. During the nine months ended September 30, 2022, Celerit generated $7,245,182 in revenue and a pre-tax profit of $2,651,278. Additionally, as a result of the Celerit unwinding we lost $14,649,778 upon rescission resulting in a net loss of $11,998,500 from discontinued operations for the nine months ended September 30, 2022. The results from discontinued operations are excluded from management’s discussion of operation below, and from the Liquidity analysis.

Revenue

For the three months ended September 30, 2022, we recorded $102,353 in revenue at Sollensys from the execution of our blockchain archive server agreements and due to addition of Abstract Media revenue, compared to $35,714 in revenue for the three months ended September 30, 2021. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

For the nine months ended September 30, 2022, we recorded $890,576 in revenue compared to $145,357 for the same period ended September 30, 2021. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

Cost of sales

Cost of sales was $190,048 for the three months ended September 30, 2022, compared to cost of sales of $104,608 for the three months ended September 30, 2021. The significant increase in cost of sales is attributable to higher sales, the buildout of our infrastructure in the prior period in anticipation of higher sales levels in 2022, and the addition of Abstract Media’s revenue and cost of sales.

Cost of sales was $999,093 for the nine months ended September 30, 2022, compared to cost of sales of $167,352 for the nine months ended September 30, 2021. The significant increase in cost of sales is attributable to higher sales, the buildout of our infrastructure in the prior period in anticipation of higher sales levels in 2022, and the addition of Abstract Media’s revenue and cost of sales.

Operating expenses

Operating expenses for the three months ended September 30, 2022 were $1,222,896 compared to $1,058,574 for the three months ended September 30, 2021. The increase in operating expenses in the three months ended September 30, 2022, compared to the same period in 2021 is indicative of an impairment charge to goodwill and intangible assets of $344,787, offset by the Company’s efforts to reduce operating expenses going forward. There can be no assurance that the Company can continue reducing expenses in the future.

Operating expenses for the nine months ended September 30, 2022 were $4,111,884 compared to $2,505,120 for the nine months ended September 30, 2021. The significant increase in operating expenses in the nine months ended September 30, 2022, compared to the same period in 2021 is due to the buildout of the infrastructure at the Company in 2021 to support higher levels of activity and revenue generation in 2022, the addition of Abstract Media’s operating expenses, and due to an impairment charge to goodwill and intangible assets of $344,787. However, prospectively the Company is attempting to reduce its level of operating expenses because its anticipated revenue ramp-up has not occurred. There can be no assurance that the company can reduce expenses and that the levels of revenue will increase in the future.

Key components of the Company’s operating expenses for the nine months ended September 30, 2022 include approximately $1,118,000 in legal and professional fees, approximately $1,475,000 in payroll and benefits, approximately $135,000 in rent expense, approximately $503,000 in stock-based compensation for services, approximately $143,000 in amortization of intangible assets and depreciation, and approximately $54,000 in marketing expense.

Liquidity and Capital Resources

We had $5,288 in cash and cash equivalents on hand as of September 30, 2022.

As described throughout this Report, the Company entered into a rescission agreement with Celerit on August 21, 2022. The analysis below of the Company’s liquidity excludes any discussion of the impact on cash flows from discontinued operations.

Net cash used in operating activities for continuing operations was $2,953,008 for the nine months ended September 30, 2022, compared to $1,641,486 in cash used for continuing operations for the nine months ended September 30, 2021. The material increase in cash used in operating activities during the nine months ended September 30, 2022 was primarily due to the decrease in profitability from continuing operations of approximately $1,458,000 during the nine months ended September 30, 2022.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2022 was $18,469 compared to $408,691 cash used in investing activities from continuing operations for the nine months ended September 30, 2021. The decrease in cash used in investing activities during the nine months ended September 30, 2022 was primarily due to the decrease in capital expenditures during 2022, compared to cash used for building improvements of $167,246 on Company’s corporate headquarters, and cash used of $241,445 for the purchase of furniture and equipment in the 2021 period.

Net cash provided by financing activities from continuing operations was $2,603,481 for the nine months ended September 30, 2022, compared to $2,066,959 for the nine months ended September 30, 2021. The increase in cash provided during the 2022 period was primarily due to an in increase in notes payable and related party loans of approximately $2,149,000, plus proceeds from the sale of common stock of approximately $510,000 in the 2022 period compared to $2,040,979 in the comparable 2021 period.

Since we have been incurring losses from operations, we have relied on ongoing sales of unregistered securities and the personal guarantees of Mr. Beavers, our Chief Executive Officer, a member of our Board of Directors and a significant stockholder, to obtain financing to fund our operations.

There can be no assurance that we will be able to continue to raise capital from the sale of our securities, or use our securities to make acquisitions. Additionally, there can be no assurances that Mr. Beavers will continue to provide his personal guaranty on financing transactions to help raise capital.

Plans to Address Liquidity Shortages

In order to address liquidity shortages, the Company has undertaken two initiatives (i) the sale and leaseback of its corporate headquarters at a significant profit, and the divestiture of Abstract Media which has generated negative cash flow during 2022. See Note 12: Subsequent Events

Financial Impact of COVID-19

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

We believe that the following critical policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The most significant impact of adoption was the recognition of operating lease assets and operating lease liabilities of $496 thousand and $541 thousand, respectively. The cumulative impact of these changes increased accumulated deficit by $46 thousand. We expect the impact of adoption to be immaterial to our consolidated statements of earnings and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 10, Leases, for additional information regarding our accounting policy for leases and additional disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, as of September 30, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2022, the Company issued 253,336 common shares to consultants and service providers at an average price of $1.13.

The above sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

Item 6. Exhibits

Exhibit No.	Document
10.1	Rescission, Termination and Release Agreement, dated as of August 22, 2022, by and among the registrant, SCARE Holdings, LLC, Celerit Corporation, Celerit Solutions Corporation, Terry Rothwell and Ron Harmon (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 26, 2022).
10.2	Promissory Note issued August 22, 2022, by Sollensys Corp to Celerit Corporation. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on August 26, 2022).
10.3	Securities Purchase Agreement, dated as of October 13, 2022, by and between the registrant and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on October 19, 2022).
10.4	Promissory Note issued on October 13, 2022 by the registrant to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on October 19, 2022).
10.5	Common Stock Purchase Warrant dated October 13, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on October 19, 2022).
10.6	Security Agreement, dated as of October 13, 2022, by and between the registrant and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on October 19, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLLENSYS CORP

Dated: November 21, 2022	By:	/s/ Donald Beavers
Chief Executive Officer
(principal executive officer, principal financial officer and principal accounting officer)