Form 10-K
period 2022-12-31
SOLLENSYS CORP.
filed 2023-04-17
CIK 1519177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20 ___, to ______, 20 ___.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022 ($1.62 per share), the last business day of the registrant’s most recently completed second fiscal quarter, was $137,684,842.

There were 106,512,827 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 17, 2023.

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

ii

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, the “Company,” “we,” “our,” “ours” or “us” refer to Sollensys Corp, a Nevada corporation, and its wholly owned subsidiary, Eagle Lake Laboratories, Inc. (“Eagle Lake”)

Overview

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

Eagle Lake Share Exchange Agreement

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

Headquarters Property

On September 8, 2021, the Company closed on the purchase of a commercial building, land, and fixtures in Palm Bay, Florida, as a location for the Company’s new headquarters. On November 3, 2022, the Company entered into a Commercial Contract (the “Sale Agreement”), by and between the Company and EML Realty Partners, LLC (“EML”), pursuant to which the Company agreed to sell, and EML agreed to purchase, upon the terms and conditions set forth in the Sale Agreement, the Company’s headquarters property at 1470 Treeland Boulevard SE, Palm Bay, Florida (the “Property”). Pursuant to the terms of the Sale Agreement, EML agreed to pay to the Company $3,850,000 in exchange for the Property. The Sale Agreement was subject to a 30-day due diligence period and contained customary representations, warranties, and conditions.

The sale of the Property closed on December 30, 2022.

In connection with the sale of the Property, the parties also agreed to enter into a five-year office lease (“Lease”) after closing, pursuant to which EML agreed to lease to the Company the office building on the Property. In exchange, the Company agreed to pay to EML base rent as follows:

Months	Annual Base Rent	Monthly Base Rent
1-12	$308,000.00	$25,666.67
13-24	$317,240.00	$26,436.67
25-36	$326,757.20	$27,229.77
37-48	$336,559.92	$28,046.66
49-60	$346,656.72	$28,888.06

The Company and EML entered into the Lease on December 30, 2022. In connection with entry into the Lease, and pursuant to the terms thereof, the Company delivered to EML a personal guaranty by Donald Beavers, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.

Abstract Media

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

On November 4, 2022, the Company sold 100% of its membership interest in Abstract Media, LLC to Tech Edge Services for $1,000. Additional terms are as follows:

(a)	The parties acknowledged and agreed that Abstract Media is currently the lessee pursuant to a lease for the premises located at 33136 Magnolia Circle, Suite F, Magnolia, Texas 77354 (the “Lease”). Following the closing, the Seller will continue to pay the rent payable pursuant to the Lease for the months of November 2022 and December 2022. Tech Edge will thereafter be responsible for rent payments in the Lease commencing on January 1, 2023.

(b)	The Company will pay, and will be responsible for, all outstanding liabilities of Abstract Media related to any and all contracts of Abstract Media as of the closing date.

(c)	Following the closing and for a period of 24 months thereafter (the “Earn-Out Period”), Tech Edge Services will pay to the Company an amount equal to 5% of the gross proceeds received by the Company with respect to contracts and agreements in place with Abstract Media as of the closing date. Such payments shall be made within seven days of each calendar month during the Earn-Out Period.

10% Convertible Promissory Note

On October 13, 2022, the Company issued a promissory note to AJB Capital Investments, LLC (“AJB”) an unrelated thirty party lender, in the principal amount of $600,000 (“AJB Note”). Pursuant to the terms of the AJB Note, the Company agreed to pay to AJB the principal amount of the AJB Note, together with guaranteed interest on the principal balance in the amount of 10% per calendar year. The AJB Note matured on April 13, 2023 (the “Maturity Date”); provided, however, that the Maturity Date may be extended at the Company’s sole discretion up to six months following the original Maturity Date. If the Maturity Date is extended, the interest rate will be 15% per annum for any period following the original Maturity Date, payable monthly. The AJB Note has an original issue discount of $60,000. Accordingly, the gross proceeds of the AJB Note was $540,000. Any amount of principal or interest on the AJB Note that is not paid when due will bear interest at the rate of the lesser of (i) 18%, and (ii) the maximum amount permitted under law from the due date thereof until the same is paid.

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

Additionally, in connection with the issuance of the AJB note the Company issued 5,125,000 shares of restricted common stock valued at $530,000.

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

Celerit Rescission Agreement

As previously disclosed, pursuant to the Amended and Restated Merger Agreement dated as of April 7, 2022 (the “Merger Agreement”), by and among S-CC Merger Sub, Inc. (“S-CC Merger Sub”), a previously a wholly owned subsidiary of the Company; Ssolutions Merger Sub, Inc., a previously a wholly owned subsidiary of Sollensys (“S-Solutions Merger Sub”); SCARE Holdings, LLC, a wholly owned subsidiary of Sollensys (“SCARE”); (iii) Celerit Corporation, a wholly owned subsidiary of Sollensys (“Celerit”); (iv) Celerit Solutions Corporation, a wholly owned subsidiary of Sollensys (“Celerit Solutions”); (v) Terry Rothwell; and (vi) CRE Holdings, LLC (“CRE”), the parties to the Merger Agreement undertook certain transactions, including the merger of Celerit with and into S-CC Merger Sub, with Celerit surviving, and the merger of Celerit Solutions with and into S-Solutions Merger Sub, with Celerit Solutions surviving, in which transactions Ms. Rothwell received certain consideration as set forth in the Merger Agreement, and in connection with which the parties entered into certain other agreements and certain other transactions. Subsequent to entry into the Merger Agreement, the parties determined that they would unwind the transactions as set forth in the Merger Agreement and in the other agreements entered into in connection therewith.

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

Pursuant to the terms of the Rescission Agreement, among other things, the parties agreed as follows:

(i)	Sollensys agreed to transfer to Ms. Rothwell one share of Celerit common stock;

(ii)	Sollensys agreed to transfer to Ms. Rothwell one share of Celerit Solutions common stock;

(iii)	Ms. Rothwell agreed to transfer to Sollensys 4,000,000 shares of Sollensys common stock;

(iv)	Ms. Rothwell agreed to resign from any and all positions with Sollensys, including as a member of Sollensys’ board of directors;

(v)	Donald Beavers agreed to resign as a director and officer of Celerit and Celerit Solutions;

(vi)	Anthony Nolte agreed to resign as a director and officer of Celerit and Celerit Solutions; and

(vii)	Sollensys agreed, in connection with its withdrawal from Celerit of an aggregate of $605,000 following the closing of the Merger Agreement, to issue to Celerit a promissory note in the principal amount of $605,000, accruing interest at the rate of 7% per annum and due on September 30, 2022 (the “Celerit Note”). As of the date of this Report, this Note remains unpaid and in default. Celerit has initiated a collection action on this Note.

In addition, pursuant to the terms of the Rescission Agreement, the parties agreed to terminate:

(i)	The Executive Employment Agreement, dated as of April 7, 2022, by and between Sollensys and Ms. Rothwell (the “Rothwell Employment Agreement”), except as set forth in the Rescission Agreement;

(ii)	The Executive Employment Agreement, dated as of April 7, 2022, by and between Sollensys and Mr. Harmon (the “Harmon Employment Agreement”), except as set forth in the Rescission Agreement;

(iii)	The Rothwell Sollensys Blockchain Archive Server Distributive Data Center Agreement (2 Units), dated as of April 7, 2022, by and among Sollensys, Ms. Rothwell and George Benjamin Rothwell (the “Blockchain Archive Server Agreement”);

(iv)	The Promissory Note issued by Sollensys to Ms. Rothwell on April 7, 2022 (the “Rothwell Note”);

(v)	The Banking and Credit Union Services Agreement, dated as of April 7, 2022, by and between Sollensys and Celerit (the “Banking Agreement”);

(vi)	The Real Estate Purchase Agreement, dated as of March 24, 2022, by and among Sollensys, SCARE, CRE, Ms. Rothwell and Mr. Rothwell (the “Real Estate Purchase Agreement”).

As a result of the recission the Company recorded a loss of $11,998,500 from discontinued operations for the year ended December 31, 2022.

Promissory Note

On August 22, 2022, Sollensys issued a Promissory Note, in the principal amount of $605,000, to Celerit. The Celerit Note bears simple interest at a rate of 7% per annum to the maturity date, September 30, 2022, or such earlier date as the Celerit Note may be paid pursuant to the terms of the Celerit Note. There is no penalty or premium for prepayment. In the Event of Default (as defined in the Celerit Note), Celerit may, at its option, declare the entire indebtedness under the Celerit Note immediately due and payable. As of the date of this Report, this Note remains unpaid and in default. Celerit has initiated a collection action on this Note.

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

Future Product and Service Offerings

In the future, we may decide to expand our product and service offerings outside of blockchain cybersecurity solutions, and develop science, technology, and engineering solutions for companies in fields such as aerospace, chemical engineering, defense and intelligence, but as of December 31, 2022, we focus exclusively on blockchain technology solutions for cybersecurity and data management. We focus on innovation and development of commercial blockchain applications that are either complementary to the Blockchain Archive Server or standalone products and services related to cybersecurity.

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

Ransomware attacks have generated billions of dollars in payments to cybercriminals and inflicted significant damage and expenses for consumers, businesses, and governments. Sophos publish a report in May 2020 titled “The State of Ransomware 2020”. This showed 59% of 500 U.S. organizations surveyed, experienced a ransomware attack, with a global average of 51% of companies having been victims of ransomware attacks in the last year. This report also stated that the average cost to rectify the impacts of a ransomware attack (considering downtime, human resources, device cost, network cost, ransom price, etc.) was $732,520 for organizations that do not pay the ransom. The price tag for organizations that do pay rises to $1,448,458. As of October 1, 2021, the U.S. Department of Treasury warns that paying a ransom my violate U.S. law.

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

The principle competitive factors in the markets for our solutions include:

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

Employees

As of December 31, 2022, we employ three full-time employees and no part-time employees. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

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

While we receive revenues from the sale of the Blockchain Archive Server software and hardware “units”, or secondary revenue stream may come from the annual maintenance fees associated with each “unit” that a customer purchases. Such fees, over time, will eclipse the revenues that we receive from the initial sale of our products, and therefore customer retention is important to our Company.

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

Further, while it is important that we retain existing customers, it is also important that our customers expand their use of our solutions. Our ability to improve our results of operations partly depends on our ability to increase sales of and cross-sell new solutions to existing customers. At present, we do not have any other product offerings apart from the Blockchain Archive Server to offer to our existing customers. Any new products that we develop to offer to customers are therefore untested, and may be unsuccessful. Our failure to sell additional solutions to our existing and new customers could adversely affect our ability to grow our business.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $16,768,111 for the year ended December 31, 2022. These factors among others raise substantial doubt about our ability to continue as a going concern. While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Further, as of December 31, 2022, we had a working capital deficit of $2,301,249 and an accumulated deficit of $24,781,735. Our ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations.

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

Mr. Beavers, our Chief Executive Officer and our largest stockholder, holds 15.5% of the voting power of our company. Because of this voting control, he is in a position to influence membership of our board of directors, as well as all other matters requiring stockholder approval. The interests of our Chief Executive Officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority shareholders have no way of overriding decisions made by our Chief Executive Officer.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

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

Risks Related to Our Common Stock

Our common stock currently trades on the OTCQB tier of OTC Markets.

Our common stock currently trades on the OTCQB tier of OTC Market Group LLC’s Marketplace under the symbol “SOLS.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on OTC Markets is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

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

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i)	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

(ii)	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

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

All of our common stock should be considered a long-term, illiquid investment. In addition, our common stock is not registered under any state securities laws that would permit its transfer. Because of these restrictions and the absence of an active trading market for our securities, a shareholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

Our common stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for early-stage companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock, if a trading market for our stock ever develops. If our shareholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results;

●	changes in general economic conditions;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments;

●	poor reviews;

●	loss of a major customer, partner or joint venture participant; and

●	the addition or loss of key managerial and collaborative personnel.

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

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Effective January 3, 2022, our principal executive office with approximately 35,000 square feet of office space became located at 1470 Treeland Blvd SE, Palm Bay, FL 32909. The Company owned this property until December 30, 2022.

On November 3, 2022, we entered into a Commercial Contract (the “Sale Agreement”), by and between the Company and EML Realty Partners, LLC (“EML”), pursuant to which we agreed to sell, and EML agreed to purchase, upon the terms and conditions set forth in the Sale Agreement, our headquarters property at 1470 Treeland Boulevard SE, Palm Bay, Florida (the “Property”). Pursuant to the terms of the Sale Agreement, EML agreed to pay to the Company $3,850,000 in exchange for the Property. The Sale Agreement was subject to a 30-day due diligence period and contained customary representations, warranties, and conditions. The Company recorded a profit of $988,155 from the sale of the building.

The sale of the Property closed on December 30, 2022.

In connection with the sale of the Property, the parties also agreed to enter into a five-year office lease (“Lease”) after closing, pursuant to which EML agreed to lease to the Company the office building on the Property. In exchange, the Company agreed to pay to EML base rent as follows:

Months	Annual Base Rent	Monthly Base Rent
1-12	$308,000.00	$25,666.67
13-24	$317,240.00	$26,436.67
25-36	$326,757.20	$27,229.77
37-48	$336,559.92	$28,046.66
49-60	$346,656.72	$28,888.06

The Company and EML entered into the Lease on December 30, 2022. In connection with entry into the Lease, and pursuant to the terms thereof, the Company delivered to EML a personal guaranty by Donald Beavers, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.

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

Terms of the four office leases provide for an aggregate base rent payment of $12,756 per month and are subject to annual 3% escalation charges. Two of these suites are currently vacant. We have sublet two of these suites for $3,642 for a one year period commencing on January 1, 2022 and are actively seeking to sublet the other two suites.

ITEM 3. LEGAL PROCEEDINGS

As of the date of Annual Report on Form 10-K, Celerit Note for $605,000 remains unpaid and in default. Celerit has initiated a collection action on this Note.

None of our officers, directors, affiliates or 5% stockholders (or any associates thereof) is a party adverse to us, or has a material interest adverse to us, in any material proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group under the symbol, “SOLS.” The OTC Market is a computer network that provides information on current “bids” and “asks,” as well as volume information.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2023
First Quarter (January 1 – March 31)(1)	$0.20	$0.02

2022
First Quarter (January 1 – March 31)	$8.00	$2.49
Second Quarter (April 1 – June 30)	$4.99	$1.11
Third Quarter (July 1 – September 30)	$1.61	$0.06
Fourth Quarter (October 1 – December 31)	$0.30	$0.06

2021
First Quarter (January 1 – March 31)	$8.90	$3.00
Second Quarter (April 1 – June 30)	$9.00	$3.24
Third Quarter (July 1 – September 30)	$9.00	$4.00
Fourth Quarter (October 1 – December 31)	$10.50	$6.14

(1)	Reflects transactions through March 31, 2023.

Holders

On April 10, 2023, the closing bid price of our common stock as reported on the OTCQB was $0.022 and there were approximately 220 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company recorded the following sales of unregistered securities:

●	292,083 shares of common stock were sold in private placements for proceeds of $530,000

●	Issued 4,000,000 shares pursuant to the acquisition of Celerit and Celerit Solutions. These shares were valued at $3.20 per share. These shares were returned and retired due to the recission of the Celerit transaction on August 22, 2022. The shares were returned at a fair value of $0.20 per share

●	5,125,000 shares of common stock were issued as a financing fee in connection with the funding of a $600,000 promissory note from AJB Capital. These shares were valued at $461,250.

●	380,008 shares of common stock were issued as stock- based compensation valued at $542,163

The above issuances and sales were made pursuant to an exemption from registration as set forth in Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act.

ITEM 6. [RESERVED]

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

Pursuant to the terms of the Rescission Agreement, among other things, the parties agreed as follows:

(viii)	Sollensys agreed to transfer to Ms. Rothwell one share of Celerit common stock;

(ix)	Sollensys agreed to transfer to Ms. Rothwell one share of Celerit Solutions common stock;

(x)	Ms. Rothwell agreed to transfer to Sollensys 4,000,000 shares of Sollensys common stock;

(xi)	Ms. Rothwell agreed to resign from any and all positions with Sollensys, including as a member of Sollensys’ board of directors;

(xii)	Donald Beavers agreed to resign as a director and officer of Celerit and Celerit Solutions;

(xiii)	Anthony Nolte agreed to resign as a director and officer of Celerit and Celerit Solutions; and

(xiv)	Sollensys agreed, in connection with its withdrawal from Celerit of an aggregate of $605,000 following the closing of the Merger Agreement, to issue to Celerit a promissory note in the principal amount of $605,000, accruing interest at the rate of 7% per annum and due on September 30, 2022 (the “Celerit Note”). As of the date of this Report, this Note remains unpaid and in default. Celerit has initiated a collection action on this Note.

In addition, pursuant to the terms of the Rescission Agreement, the parties agreed to terminate:

(vii)	The Executive Employment Agreement, dated as of April 7, 2022, by and between Sollensys and Ms. Rothwell (the “Rothwell Employment Agreement”), except as set forth in the Rescission Agreement;

(viii)	The Executive Employment Agreement, dated as of April 7, 2022, by and between Sollensys and Mr. Harmon (the “Harmon Employment Agreement”), except as set forth in the Rescission Agreement;

(ix)	The Rothwell Sollensys Blockchain Archive Server Distributive Data Center Agreement (2 Units), dated as of April 7, 2022, by and among Sollensys, Ms. Rothwell and George Benjamin Rothwell (the “Blockchain Archive Server Agreement”);

(x)	The Promissory Note issued by Sollensys to Ms. Rothwell on April 7, 2022 (the “Rothwell Note”);

(xi)	The Banking and Credit Union Services Agreement, dated as of April 7, 2022, by and between Sollensys and Celerit (the “Banking Agreement”);

(xii)	The Real Estate Purchase Agreement, dated as of March 24, 2022, by and among Sollensys, SCARE, CRE, Ms. Rothwell and Mr. Rothwell (the “Real Estate Purchase Agreement”).

Promissory Note

On August 22, 2022, Sollensys issued a Promissory Note, in the principal amount of $605,000, to Celerit. The Celerit Note bears simple interest at a rate of 7% per annum to the maturity date, September 30, 2022, or such earlier date as the Celerit Note may be paid pursuant to the terms of the Celerit Note. There is no penalty or premium for prepayment. In the Event of Default (as defined in the Celerit Note), Celerit may, at its option, declare the entire indebtedness under the Celerit Note immediately due and payable. As of the date of this Report, this Note remains unpaid and in default. Celerit has initiated a collection action on this Note.

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

Abstract Media

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

On November 4, 2022, the Company sold 100% of its membership interest in Abstract Media, LLC to Tech Edge Services for $1,000. Additional terms are as follows:

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

As a result of the sale, Abstract Media became a discontinued operation and the Company recorded a loss from discontinued operations amounting to $606,383 for the year ended December 31, 2022.

Sale of Headquarters Property

On November 3, 2022, the Company entered into a Commercial Contract (the “Sale Agreement”), by and between the Company and EML Realty Partners, LLC (“EML”), pursuant to which the Company agreed to sell, and EML agreed to purchase, upon the terms and conditions set forth in the Sale Agreement, the Company’s headquarters property at 1470 Treeland Boulevard SE, Palm Bay, Florida (the “Property”). Pursuant to the terms of the Sale Agreement, EML agreed to pay to the Company $3,850,000 in exchange for the Property. The Sale Agreement was subject to a 30-day due diligence period and contained customary representations, warranties, and conditions.

The sale of the Property closed on December 30, 2022.

In connection with the sale of the Property, the parties also agreed to enter into a five-year office lease (“Lease”) after closing, pursuant to which EML agreed to lease to the Company the office building on the Property. In exchange, the Company agreed to pay to EML base rent as follows:

Months	Annual Base Rent	Monthly Base Rent
1-12	$308,000.00	$25,666.67
13-24	$317,240.00	$26,436.67
25-36	$326,757.20	$27,229.77
37-48	$336,559.92	$28,046.66
49-60	$346,656.72	$28,888.06

The Company and EML entered into the Lease on December 30, 2022. In connection with entry into the Lease, and pursuant to the terms thereof, the Company delivered to EML a personal guaranty by Donald Beavers, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.

Results of Operations for the Twelve Months Ended December 31, 2022 Compared to the Twelve Months Ended December 31, 2021

See “—Overview—Recent Developments” regarding the unwinding of all of the Celerit transactions and the sale of Abstract Media. The results from discontinued operations are excluded from management’s discussion of operation below, and from the Liquidity analysis.

Revenue

For the year ended December 31, 2022, we recorded $344,467 in revenue compared to $181,071 in revenue for the year ended December 31, 2021. The increase is attributable to the execution of our blockchain archive server agreements. We are in the process of developing our strategic business plan going forward and, therefore, revenue may vary from period to period.

Cost of sales

Cost of sales was $857,911 for the year ended December 31, 2022, compared to cost of sales of $339,430 for the year ended December 31, 2021. The significant increase in cost of sales is attributable to higher sales, and the buildout of our infrastructure in in anticipation of higher sales levels in 2022.

Operating expenses

Operating expenses for the year ended December 31, 2022 were $4,150,541 compared to $4,233,858 for the year ended December 31, 2021. The decrease in operating expenses in the year ended December 31, 2022, compared to the same period in 2021 is due to the buildout of the infrastructure at the Company in 2021 to support higher levels of activity and revenue generation in 2022 that didn’t materialize. Prospectively the Company is attempting to continue to reduce its level of operating expenses because its anticipated revenue ramp-up has not occurred. There can be no assurance that the Company can reduce expenses and that the levels of revenue will increase in the future.

Key components of the Company’s operating expenses for the year ended December 31, 2022 include approximately $1,287,000 in legal and professional fees, approximately $2,677,000 in payroll and benefits (which includes $610,000 in non cash, stock -based compensation), and approximately $194,000 in rent expense.

Liquidity and Capital Resources

We had $799,496 in cash and cash equivalents on hand as of December 31, 2022.

The analysis below of the Company’s liquidity excludes any discussion of the impact on cash flows from discontinued operations.

Net cash used in operating activities for continuing operations was $3,592,516 for the year ended December 31, 2022, compared to $3,710,457 in cash used for continuing operations for the year ended December 31, 2021. The slight decrease in cash used in operating activities during the period ended December 31, 2022 was primarily due to a decrease in the operating loss in the December 31, 2022 year compared to the same period ended December 31, 2021.

Net cash provided by investing activities from continuing operations during the year ended December 31, 2022 was $3,615,804 compared to $413,533 cash used in investing activities from continuing operations for the year ended December 31, 2021. The increase in cash provided by investing activities during the period ended December 31, 2022 was primarily due to the net proceeds of $3,626,330 from the sale of the Company’s headquarters in 2022, and a decrease of $403,007 in capital expenditure during the 2022 period compared to 2021.

Net cash provided by investing activities from continuing operations was $698,532 for the year ended December 31, 2022, compared to $4,602,399 for the year ended December 31, 2021. The decrease in cash provided by investing activities during the 2022 period compared to 2021 was primarily due to proceeds from notes payable and related party loans of $2,773,175 in the 2022 period compared to $-0- in the 2021 period, payments on notes payable of $2,504,934 in the 2022 period compared to $-0- in 2021 period; offset by $4,603,399 in proceeds from the sale of common stock in the 2021 period compared to $530,001 in the 2022 period .

Since we have been incurring losses from operations, we have relied on ongoing sales of unregistered securities, short term promissory notes from third parties and related parties, the personal guarantees of Mr. Beavers, our Chief Executive Officer.

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

Recently Adopted Pronouncements

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

The most significant impact of adoption was the recognition of right-of-use operating lease assets and right-of-use operating lease liabilities of $496,000 and $541,000, respectively. The cumulative impact of these changes increased the accumulated deficit by approximately $46,000. We expect the impact of adoption to be immaterial to our consolidated statements of operations and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 9 Leases, for additional information regarding our accounting policy for leases and additional disclosures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-20 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due for the following reasons:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Donald Beavers	59	Chief Executive Officer, Secretary and Director
Anthony Motto	63	Former Director and Chief Operating Officer

Biographies

Donald Beavers. Mr. Beavers is our Chief Executive Officer, Secretary, and sole Director. Mr. Beavers also acts as our principal financial officer and principal accounting officer. Mr. Beavers is the founder and President of Probability and Statistics, Inc., a math and science company headquartered in Florida’s Space Coast. Founded in 2017, Probability and Statistics, Inc. develops integrated solutions powered by the latest technologies in blockchain development, artificial intelligence, additive manufacturing, multi-physics computations & specialized software application development for the public sector and private industry. Under Mr. Beavers’ leadership, the company has been awarded government contracts, and has received awards and certifications including a spot in GrowFL’s “Company to Watch” list in 2019. Prior to founding Probability and Statistics, Donald Beavers was the Education Director at SpaceCoast FabLab from 2015 to 2017. SpaceCoast FabLab is a learning center affiliated with MIT’s Center for Bits and Atoms. Mr. Beavers also founded Eagle Lake in May 2020. A database programmer by trade, Mr. Beavers has 20 years of experience rescuing high-profile databases around the world, and brings a wealth of technical and business experience to the Company.

Anthony Motto. Mr. Motto was our former Chief Operating Officer and Director. He resigned on August 23, 2022. Since 2014, Mr. Motto has also served as VMware Global Staff Technical Account Manager for the Walt Disney Company. In this role, Mr. Motto was responsible for helping Disney align business goals with IT strategy and maximizing the return on investment on their VMware software investment.

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

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is fixed by our Board of Directors, subject to our articles of incorporation and our bylaws. Currently, our Board of Directors consists of three directors, with two vacancies. We do not have a standing audit, compensation or nominating committee. Rather, our full board of directors performs the functions of these committees. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Independence

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that Mr. Beavers, our sole director, is not “independent” as that term is defined under the listing standards of The Nasdaq Stock Market.

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

1470 Treeland Blvd SE

Palm Bay, FL 32909

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

1470 Treeland Blvd SE

Palm Bay, FL 32909

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

The Board is authorized to use, as it deems appropriate or necessary, an outside consultant to identify and screen potential director candidates. No outside consultants were used during the fiscal year ended December 31, 2022 to identify or screen potential director candidates. The Board will reassess the qualifications of a current director, including the director’s attendance and contributions at Board meetings, prior to recommending a director for reelection.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by Messrs. Beavers and Motto (together, our “Named Executive Officers”).

2022 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Donald Beavers	2022	$250,961	$-	$-	$-	$41,058	$292,019
Chief Executive Officer	2021	$176,236	$-	$-	$-	$45,816	$220,052

Anthony Motto(1)	2022	$86,615	$-	$-	$-	$31,198	$117,813
Former Chief Operating Officer	2021	$145,388	$-	$-	$-	$11,708	$157,096

(1)	Mr. Motto resigned as an officer and director and on August 23, 2022

Employment Agreements

We are not currently a party to any employment agreements with any of our executive officers.

Outstanding Equity Awards at Fiscal Year-End

None of the named executive officers had any outstanding equity awards at the 2022 fiscal year-end.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2022 certain information with respect to the beneficial ownership of the Company’s common stock by:

●	Each of the directors and the Named Executive Officer;

●	All executive officers and directors as a group; and

●	Each person known by the Company to beneficially own more than 5% of the Company’s common stock based on certain filings made under Section 13 of the Exchange Act.

All such information provided by the stockholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the relevant footnotes to the table. The percent of shares beneficially owned is based on 106,512,827 shares issued and outstanding as of March 1, 2022. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Named Executive Officers and Directors:
Donald Beavers		(1)	15.5%
Anthony Motto -former officer and director		(2)	3.3%
All directors and executive officers as a group (2 persons)			18.7%

*	Less than 1%.
(1)	Represents (i) 16,456,920 shares held by Mr. Beavers directly; and (ii) 500,756 shares held by children of Mr. Beavers, over which Mr. Beavers has voting and dispositive power.
(2)	Represents (i) 3,578,494 shares held by Mr. Motto directly; and (ii) 3,500,259 shares held by Mr. Motto’s spouse.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all our equity compensation plans as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	-	$	N/A		(2)
Equity compensation plans not approved by security holders	-	$	N/A	-

(1)	On April 14, 2021, the Board and stockholders holding a majority of the Company’s outstanding common stock approved the 2021 Plan. A total of 1,000,000 shares of the Company’s common stock are authorized for issuance pursuant to the 2021 Plan. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Board. The Board did not increase the number of shares authorized for issuance under the 2021 Plan as of January 1, 2022 or January 1, 2023.
(2)	As of December 31, 2022, no shares of common stock had been issued under the 2021 Plan. No other securities have been issued under the 2021 Plan as of December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:

●	We and any of our subsidiaries have been or will be a participant;

●	The amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	Any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

HoganTaylor LLP (“HoganTaylor”) has served as the Company’s independent registered public accounting firm since December 2, 2021. Prior to that time, MaloneBailey, LLP (“MaloneBailey”) served as the Company’s independent registered accounting firm.

The following table shows the fees that were billed for the audit and other services provided by HoganTaylor LLP for the fiscal years ended December 31, 2022 and 2021.

	HoganTaylor LLP
	Fiscal Year Ended December 31,
	2022	2021
Audit fees (1)	$180,000	$92,000
Audit-related fees (2)	78,435	87,500
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$258,435	$179,500

(1)	Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees—This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include historical audits of the businesses acquired, consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.
(3)	Tax Fees—This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees—This category consists of fees for other miscellaneous items.

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

SOLLENSYS CORP

Dated: April 17, 2023	By:	/s/ Donald Beavers
Donald Beavers
Chief Executive Officer
(principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2023	By:	/s/ Donald Beavers
Donald Beavers
Chief Executive Officer and Director
(principal executive officer, principal financial officer and principal accounting officer)

SOLLENSYS CORP

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Sollensys Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sollensys Corp and its subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a significant working capital deficiency, and needs to raise additional funds to meet its obligations and sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Managements’ plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HoganTaylor LLP

We have served as the Company’s auditor since 2021.

Tulsa, Oklahoma

April 17, 2023

SOLLENSYS CORP.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$799,496	$586,869
Accounts receivable	286,894	-
Inventory	12,000	78,000
Prepaid expenses	42,376	40,991
Current assets of discontinued operations	-	27,140
Total current assets	1,140,766	733,000
Property, plant and equipment, net	195,627	2,929,363
Right-of-use assets	1,626,521	-
Other assets	321,694	17,994
Non-current assets of discontinued operations	-	410,305
Total assets	$3,284,608	$4,090,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$253,637	$61,512
Accrued expenses	241,863	106,516
Deferred revenue	122,704	423,715
Lease liabilities - current portion	361,559	-
Related party loans-short term	1,396,975	-
Notes payable-short term, net of debt issuance costs	1,045,196	2,505,553
Current liabilities of discontinued operations	20,082	107,845
Total current liabilities	3,442,015	3,205,141
Notes payable - long term	12,760	19,137
Lease liabilities - long term	1,362,365	-
Deferred revenue - long term	941,251	205,714
Total liabilities	5,758,391	3,429,992

Commitments and contingencies (Note 12)	-	-

Stockholders’ Equity (Deficit)
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 106,512,827 and 100,715,736 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	106,512	100,716
Additional paid-in capital	22,201,440	8,527,616
Accumulated deficit	(24,781,735)	(7,967,663)
Total stockholders’ equity (deficit)	(2,473,783)	660,669
Total liabilities and stockholders’ equity (deficit)	$3,284,608	$4,090,661

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

Consolidated Statements of Operations

	December 31,	December 31,
	2022	2021
Revenue	$344,467	$181,071
Cost of sales	857,911	339,430
Gross margin	(513,444)	(158,359)

Operating expenses:
General and administrative expense	4,150,541	4,233,858
Total operating expenses	4,150,541	4,233,858
Loss from operations	(4,663,985)	(4,392,218)
Other income (expense)
Other income	12,995	-
Gain on the sale of building	988,155	-
Interest expense	(500,391)	(69,123)
Total other income (expense)	500,758	(69,123)
Loss from continuing operations before income taxes	(4,163,228)	(4,461,341)
Provision (benefit) for income taxes	-	-
Loss from continuing operations after income taxes	(4,163,228)	(4,461,341)
Loss from discontinued operations, net of tax	(12,604,883)	(64,244)
Net loss	$(16,768,111)	$(4,525,585)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.04)	$(0.05)
Loss from discontinued operations	$(0.12)	$(0.00)
Basic and diluted loss per share	$(0.16)	$(0.06)

Weighted-average number of common shares outstanding:
Basic and diluted	103,640,868	99,719,004

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

Statements of Changes in Stockholder’s Equity (Deficit)

	Preferred Stock Series A		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
Balance, December 31, 2020	-	$-	99,354,547	$99,355	$3,390,213	$(3,442,078)	$47,490

Stock based compensation			56,365	56	241,753		241,809

Private placement of common shares			1,231,580	1,232	4,602,747		4,603,979

Shares issued in connection with the acquisition of Abstract		-	73,244	73	292,903		292,976

Net loss						(4,525,585)	(4,525,585)

Balance, December 31, 2021	-	$-	100,715,736	$100,716	$8,527,616	$(7,967,663)	$660,669

	Preferred Stock Series A		Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	(Deficit)	(Deficit)
Balance, December 31, 2021	-	$-	100,715,736	$100,716	$8,527,616	$(7,967,663)	$660,669

Impact of the adoption of ASC 842						(45,961)	(45,961)

Issuance of common stock to purchase Celerit			4,000,000	4,000	12,796,500		12,800,500

Return of common stock for Celerit recission			(4,000,000)	(4,000)	(808,000)		(812,000)

Common stock issued as financing fee			5,125,000	5,125	456,125		461,250

Private placement of common shares			292,083	292	529,708		530,001

Stock based compensation		-	380,008	380	610,022		610,402

Issuance of warrants associated with debt issuance costs					89,469		89,469

Net loss						(16,768,111)	(16,768,111)

Balance, December 31, 2022	-	$-	106,512,827	$106,512	$22,201,440	$(24,781,735)	$(2,473,783)

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

SOLLENSYS CORP.

Consolidated Statements of Cash Flows

	December 31,	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(16,768,111)	$(4,589,529)
Net loss from discontinued operations	(12,604,883)	(64,244)
Net loss from continuing operations	(4,163,228)	(4,525,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	610,402	241,809
Depreciation and amortization	99,755	10,440
Amortization of debt discount	312,427	-
Gain on the sale of the building	(988,155)	-
Write down inventory to net realizable value	66,000	-
Changes in operating assets and liabilities:
Accounts receivable	(73,612)	-
ROU Leases	51,442	-
Prepaid expenses	18,373	(60,749)
Inventory	-	(24,000)
Other assets	(308,000)	(13,694)
Accounts payable	192,123	61,514
Accrued expenses	155,431	60,380
Deferred revenues	434,526	539,429
Net cash used in operating activities - continuing operations	(3,592,516)	(3,710,457)
Net cash provided by (used in) operating activities - discontinued operations	2,188,652	(6,580)
Net cash used in operating activities	(1,403,864)	(3,717,037)

Cash flows from investing activities
Proceeds from the sale of building	3,626,330	-
Purchase of property, plant and equipment	(10,526)	(413,533)
Net cash provided by (used in) investing activities-continuing operations	3,615,804	(413,533)
Net cash used in investing activities-discontinued operations	(2,351,425)	(8,920)
Net cash used in investing activities	1,264,379	(422,453)

Cash flows from financing activities:
Proceeds from notes payable	1,355,000	-
Payments on notes payable	(2,504,934)	(1,580)
Proceeds from related party loans	1,418,175	-
Payments on related party notes	(21,200)	-
Debt issuance costs	(78,510)	-
Proceeds from the sale of common stock	530,001	4,603,399
Net cash provided by investing activities-continuing operations	698,532	4,602,399
Net cash used in investing activities -discontinued operations	(352,084)	-
Net cash provided by investing activities	346,448	4,602,399

Net increase in cash and cash equivalents	206,962	462,909
Cash and cash equivalents at beginning of period	592,534	129,624
Cash and cash equivalents at end of period	$799,496	$592,534

Supplemental disclosure of cash flow information:
Cash paid for interest	$135,869	$61,623

Supplemental disclosure of non-cash activities
Common stock issued for the acquisition of a business	$-	$292,976
Common stock and warrants issued as debt issuance costs	$550,719	$-
Acquisition of property and equipment with debt	$-	$2,526,270

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sollensys Corp (“Sollensys” or the “Company”) was formerly a development stage company, incorporated in Nevada on September 29, 2010, under the name Health Directory, Inc. The Company’s wholly owned subsidiary Eagle Lake Laboratories, Inc (“Eagle Lake”) is a Florida-based science, technology, and engineering solutions corporation offering products that ensure their clients’ data integrity through the collection, storage, and transmission. The Company generates revenue with Eagle’s innovative flagship product, the Blockchain Archive Server™ that can be utilized to protect client data from ransomware. Blockchain technology is a leading-edge tool for data security, providing an added layer of security against data loss due to malware.

Abstract Media

On October 15, 2021, the Company entered into a Membership Interest Exchange Agreement (the “Agreement”), dated as of October 15, 2021, by and among (i) the Company; (ii) Abstract Media, LLC (“Abstract Media”), (iii) each of the members of Abstract Media (collectively, the “Abstract Media Members”); and (iv) Andrew Baker as the representative of the Abstract Media Members (the “Members’ Representative”). The Acquisition closed on December 6, 2021. Abstract Media is a Texas limited liability company formed in October 2011, with the goal of improving user engagement using visualization tools. The Company has evolved into an interactive media and software development company to optimize effective corporate learning, operational workflow and communication using technology in the augmented reality or virtual reality space. Abstract Media conducts its operations from its office location in Houston, Texas. On November 4, 2022 the Company entered into a Membership Interest Purchase Agreement with TechEdge Services, a Texas corporation, to sell 100% of its ownership interest in Abstract Media. As a result, Abstract Media became a discontinued operation. See Note 5. “Discontinued Operations”.

Celerit Merger and Rescission

On April 7, 2022, the Company completed a Merger Agreement (“Merger Agreement”) by and among (i) the Company; (ii) S-CC Merger Sub, Inc., a wholly owned subsidiary of the Company (“S-CC Merger Sub”); (iii) S-Solutions Merger Sub, Inc., a wholly owned subsidiary of the Company (“S-Solutions Merger Sub”); (iv) Celerit Corporation (“Celerit”); (v) Celerit Solutions Corporation (“Celerit Solutions”); and (vi) Terry Rothwell (collectively, (i)-(v), the “Merger Parties”). On August 22, 2022 the Company entered into Recission Agreement with the Merger Parties. As a result of the Recission Agreement Celerit and Celerit Solutions became discontinued operations. See Note 5. “Discontinued Operations”.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standard Board (FASB)’s Accounting Standard Codification (ASC), which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. The consolidated financial statements of Sollensys include its wholly-owned subsidiary, Eagle Lake Laboratories, Inc. (“Eagle Lake”). The operations of the Company’s former Celerit division, and Abstract Media division have both been presented as discontinued operations for all periods presented. See Note–6 - “Discontinued Operations” for further information. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 2 – GOING CONCERN

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements are available. The Company has incurred significant operating losses since its inception. As of December 31, 2022, the Company had a working capital deficit of $2,301,249 and an accumulated deficit of $24,781,735.

The Company expects to generate operating cash flows that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement expected cash flow. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining short-term loans. The Company will be required to continue to do so until its revenues support its operations.

The Company may attempt to raise capital in the near future through the sale of equity or debt financing; however, there can be assurances the Company will be successful in doing so. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. The most significant estimates relate to right of use assets and liabilities, fair value of warrants and stock awards, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On November 4, 2022 the Company entered into a Membership Interest Purchase Agreement with TechEdge Services, a Texas corporation, to sell all of its ownership interest in Abstract Media. As a result, the Company recorded an impairment charge on its intangible assets including goodwill of $344,787 on its Consolidated Statement of Operations during the year ended December 31, 2022 prior to its disposal. See Note 5 – Discontinued Operations.

Fair Value Measurements

The FASB ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level–1 - Quoted prices in active markets for identical assets or liabilities.

Level–2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level–3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Under the terms of the Company’s regional service center contracts, the Company requires a substantial deposit in advance of the support work required to be performed by the Company. All deposits that have not been deemed earned by the Company following the guidelines of the ASC 606 are considered to be contract liabilities and are classified as deferred revenue on the Company’s consolidated balance sheets. As of December 31, 2022, the current balance of deferred revenue was $122,704 and the long-term balance was $941,251 compared to $423,715 and $205,714 respectively at December 31, 2021.

Under the guidelines of ASC 606, the Company disaggregates its revenues from contracts with customers by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. Management has determined that this level of disaggregation is beneficial to the users of the Company’s consolidated financial statements. As of December 31, 2022 and 2021, all of the revenue was earned from the Company’s Blockchain Archive Servers and SaaS.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period as defined by ASC 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2021, there were no instruments which would have a dilutive effect. As of December 31, 2022, the Company excluded the convertible notes and warrants from dilutive earnings per share as its effect is antidilutive.

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

The most significant impact of adoption was the recognition of right-of-use operating lease assets and right-of-use operating lease liabilities of $496,000 and $541,000, respectively. The cumulative impact of these changes increased the accumulated deficit by approximately $46,000. We expect the impact of adoption to be immaterial to our consolidated statements of operations and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 9 Leases, for additional information regarding our accounting policy for leases and additional disclosures.

Accounts receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. The Company uses the allowance method to estimate for uncollectible receivables and maintains reserves, when necessary, for potential credit losses. An allowance for doubtful accounts, when necessary, is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of an invoice. Accounts more than 120 days past due are considered delinquent and are written off after all collection attempts have been exhausted. As of December 31, 2022 and December 31, 2021, the balance of accounts receivable was $286,894 and $-0-, respectively. Management determined that an allowance for doubtful accounts was not necessary for either period.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 4 – NOTES PAYABLE AND RELATED PARTY LOANS

As of December 31, 2022 and December 31, 2021, the Company had the following notes payable, and related party loans outstanding:

	December 31,	December 31,
	2022	2021
Related party loans(a)	$1,396,975	$-
Notes payable - short term less debt issuance costs(b)	$1,045,196	$2,505,553
Notes payable - long term(c)	$12,760	$19,137

(a)	Related party loans are comprised of the following:

(i)	As of December 31, 2022, David Beavers, a related party, loaned the Company on an unsecured basis, $168,903 at 6% with a maturity date of September 30, 2023, and Donald Beavers, the Company’s CEO had loaned the Company $15,372 on an interest free basis with a maturity of date of August 30, 2023.
(ii)	The Company had one interest free demand loan, and four 6% loans from various related parties in the amount of $13,800, $468,900, $150,000, $350,000, and 230,000, respectively. These notes mature on March 31, 2023, December 31, 2023, April 10, 2023, May 4, 2023 and August 11, 2023, respectively. The $468,900, $150,000, $350,000 and $230,000 notes are unsecured. The $13,800 note is secured by a personal guarantee from the Company’s CEO.

(b)	Notes payable - short term are comprised of the following:

(i)	On October 18, 2022 the Company entered into a six month maturity $600,000 Note Agreement at 10% interest with AJB Capital Investments, LLC (“AJB”). The loan agreement was issued with an original issue discount of $60,000 which is being amortized to interest expense over the term of the loan. Additionally, the Company issued 5,125,000 shares of restricted common stock valued at $530,000 and 1,000,000 warrants with a strike price of $0.15 and a five year maturity in October 2027. These warrants were recorded at its fair value of $89,469 using Black Scholes methodology with a volatility of 292.40% and a one-year Treasury bill rate of 4.51%. The restricted common stock and warrants were also amortized to interest expense over the term of the loan. The unamortized note discount as of December 31, 2022 amounted to $339,560 and during the year ended December 31, 2022 the Company recorded $271,160 in interest expense on this Note. The AJB Note is convertible, subject to a 4.99% equity blocker, in the event of a default, as provided in the AJB Note, into common stock at a conversion price (the “Conversion Price”) equal to the Variable Weighted Average Price (“VWAP”) (i) during the previous 10 trading day period ending on the date of issuance of the AJB Note, or (ii) during the previous 10 trading day period ending on the conversion date, whichever is lower. If the common stock is not deliverable electronically by the Depository Trust Company (“DWAC”), an additional 10% discount will apply for all future conversions until DWAC delivery becomes available. If the common stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 15% discount will apply for all future conversions until such chill is lifted. Additionally, if the Company ceases to be a reporting company pursuant to the Exchange Act, or if the AJB Note cannot be converted into free trading shares after 181 days from the issue date (other than as a result of AJB’s status as an affiliate of the Company), an additional 15% discount will be attributed to the conversion price.

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

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Security Agreement

In connection with the issuance of the AJB Note, on October 13, 2022, the Company entered into a Security Agreement, dated as of October 13, 2022, by and between the Company and AJB (the “Security Agreement”). Pursuant to the terms of the Security Agreement, the Company agreed to grant to AJB an unconditional and continuing first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the AJB Note, and the other documents executed in connection with its agreements with AJB.

(ii)

The Company has a vehicle loan which requires monthly payments of principal and interest in the amount of $710. The loan matures August 2025, bears interest at 13.1%, and is secured by the specific vehicle. As of December 31, 2022 the short term portion of this note amounted to $6,996.

(iii)	On September 20, 2022 the Company entered into a twelve percent (12%) $172,760 promissory note including $18,510 of Original Issue discount with 1800 Diagonal Lending LLC (“Diagonal) with a maturity date of December 31, 2023. Accrued interest, and outstanding principal shall be repaid in ten payments each in the amount of $19,349. In the event of a default, as defined in the note payable agreement, the loan is convertible at the discretion of the lender into common stock at 75% of the lowest ten day trading price prior to the conversion date multiplied by the amount outstanding.
(iv)

As part of the Celerit recission the Company agreed to a promissory note payable to Celerit for $605,000 accruing interest at 7% and maturing on September 30, 2022. As of the date of this Report, this Note remains unpaid and in default. Celerit has initiated a collection action on this Note.

(c)	The notes payable – long term balance of $12,760 is the long term portion of the vehicle loan noted above in b (ii).

At December 31, 2022, the aggregate maturities of notes payable and related party loans for the next three years are as follows:

Year 2023	$2,781,731
Year 2024	7,245
Year 2025	5,515
2,794,491
Less debt issuance costs	339,560
Total notes payable and related party notes payable	$2,454,931

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 5 – DISCONTINUED OPERATIONS

The loss from discontinued operations was $12,604,883 and $64,244, for the periods ended December 31, 2022 and December 31, 2021, respectively. The losses arose from two transactions which occurred in 2022 as follows:

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

Pursuant to the terms of the Agreement, on December 6, 2021, the Abstract Media Members assigned their respective membership interests in Abstract Media to the Company, and Abstract Media became a wholly owned subsidiary of the Company. In exchange therefor, on December 6, 2021, the Company issued to the Abstract Media Members an aggregate of 73,244 shares of the Company’s restricted common stock.

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

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On November 4, 2022 the Company entered into a Membership Interest Purchase Agreement with TechEdge Services, a Texas corporation, to sell all of its ownership interest in Abstract Media. As a result, the Company recorded an impairment charge on its intangible assets including goodwill of $344,787 on its Consolidated Statement of Operations during the year ended December 31, 2022 prior to its disposal.

Following the closing and for a period of 24 months thereafter (the “Earn-Out Period”), Tech Edge Services will pay to the Company an amount equal to 5% of the gross proceeds received with respect to contracts and agreements in place with Abstract Media as of the closing date. Such payments shall be made within seven days of each calendar month during the Earn-Out Period. The Company estimated the total proceeds of this contingent consideration to be $0 as of December 31, 2022.

The Company recorded the following loss on disposal and loss from discontinued operations related to Abstract Media:

Assets transferred:
Cash	$3,445
Prepaids and other assets	4,300
Property and equipment, net	17,766
Total assets	25,511

Liabilities assumed:
Accounts payable	1,444
Accrued expenses	36,861
Total liabilities assumed	38,305
Net loss on disposal of Abstract Media	63,816

	Year Ended December 31,
	2022	2021
Revenue	$439,980	1,250
Costs of sales and operating expenses	982,547	65,494
Loss from discontinued operations	(542,567)	(64,244)
Loss on disposal	(63,816)	-
Discontinued operations, net of tax	$(606,383)	$(64,244)

	2022	2021
Assets:
Cash	$-	$5,565
Receivables	-	1,717
Prepaids and other assets	-	19,858
Current assets of discontinued operations		27,140
Property and equipment, net	-	15,467
Intangible assets, net	-	194,638
Goodwill	-	200,199
Noncurrent assets of discontinued operations	-	$410,304

Liabilities:	-
Accounts payable	-	4,756
Accrued expenses	20,082	89,073
Deferred revenue	-	14,016
Current liabilities of discontinued operations	$20,082	$107,845

CELERIT

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

Aggregate consideration for the Mergers consisted of (i) $2,695,000, subject to certain adjustments set forth in the Merger Agreement, as amended (the “Cash Consideration”), and (ii) 4,000,000 shares of Sollensys common stock (the “Sollensys Shares”). The Cash Consideration was paid to Terry Rothwell via the issuance to Terry Rothwell at the closing of a promissory note of Sollensys (the “Rothwell Note”). Additional consideration of $10,000 was paid to Terry Rothwell. The Rothwell Note has a principal amount of $2,695,000, bears simple interest at a rate of 0.0001% to the maturity date, December 31, 2022, and, if not paid at maturity, the Rothwell Note accrued simple interest at 6% per year until paid. There was no penalty or premium for prepayment. In the event of a default, Sollensys agreed to pay Terry Rothwell’s reasonable legal fees and costs of collection.

For the acquisition of Celerit and Celerit Solutions, the following table summarizes the acquisition date fair value of consideration paid, identifiable assets acquired and liabilities assumed:

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company allocated the fair value of the total consideration paid to goodwill of $10,945,515 and $2,736,378 to intangible assets with a life of three years. The value of goodwill represents Celerit and Celerit Solutions’ ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill prior to its disposal. The Company’s accounting for the acquisition of Celerit was based upon estimates of the allocation between goodwill and intangible assets.

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

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Pursuant to the terms of the Rescission Agreement, among other things, the parties agreed as follows:

(i)	Sollensys agreed to transfer to Ms. Rothwell one share of Celerit common stock;

(ii)	Sollensys agreed to transfer to Ms. Rothwell one share of Celerit Solutions common stock;

(iii)	Ms. Rothwell agreed to transfer to Sollensys 4,000,000 shares of Sollensys common stock;

(iv)	Ms. Rothwell agreed to resign from any and all positions with Sollensys, including as a member of Sollensys’ board of directors;

(v)	Donald Beavers agreed to resign as a director and officer of Celerit and Celerit Solutions;

(vi)	Anthony Nolte agreed to resign as a director and officer of Celerit and Celerit Solutions; and

(vii)	Sollensys agreed, in connection with its withdrawal from Celerit of an aggregate of $605,000 following the closing of the Merger Agreement, to issue to Celerit a promissory note in the principal amount of $605,000, accruing interest at the rate of 7% per annum and due on December 31, 2022 (the “Celerit Note”).

In addition, pursuant to the terms of the Rescission Agreement, the parties agreed to terminate:

(i)	The Executive Employment Agreement, dated as of April 7, 2022, by and between Sollensys and Ms. Rothwell;

(ii)	The Executive Employment Agreement, dated as of April 7, 2022, by and between Sollensys and Mr. Harmon;

(iii)	The Rothwell Sollensys Blockchain Archive Server Distributive Data Center Agreement (2 Units);

(iv)	The Promissory Note issued by Sollensys to Ms. Rothwell on April 7, 2022;

(v)	The Banking and Credit Union Services Agreement, dated as of April 7, 2022; and

(vi)	The Real Estate Purchase Agreement, dated as of March 24, 2022.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

As a result of the recission the Company recorded the following loss from discontinued operations:

Assets transferred:
Cash	$2,560,058
Accounts receivable	942,862
Other accounts receivable	629,086
Prepaids and other assets	107,109
Property and equipment, net	449,520
Goodwill	10,945,115
Intangibles	2,394,238
Total assets	18,027,988
Liabilities transferred:
Accounts payable	(56,715)
Accrued expenses	(166,579)
Total liabilities	(223,294)

Net assets transferred	17,804,694

Consideration received, 4,000,000 shares returned to treasury	(812,000)
Extinguishment of promissory note	(2,342,916)
Loss from disposal of Celerit and Celerit Solutions	$(14,649,778)

The loss from discontinued operations is follows:

	Year Ended December 31,
	2022	2021
Revenue	$7,245,182	$-
Cost of sales and operating expenses	4,593,904	-
Income from discontinued operations	2,651,278	-
Loss on disposal of Celerit and Celerit Solutions	(14,649,778)	-
Discontinued operations, net of tax	$(11,998,500)	$-

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2022, the balance of goodwill and intangible assets was $-0- and $-0-, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022 and 2021, the Company received a number of related party loans, See Note 4 – “Notes Payable And Related Party Loans” for a detail of these transactions.

During 2021, the Company entered into a contract with a member of management to provide blockchain service to them. For that service, the member of management paid a deposit of $90,000, which is currently reflected as deferred revenue at December 31, 2022 and December 31, 2021.

NOTE 8 – STOCK-BASED COMPENSATION

During 2022, the Company issued 380,008 common shares to various consultants in lieu of cash payment. The awards were valued at the market price on the date of grant. The shares were valued at $542,163 and are amortized and vest ratably over the requisite service period that the consultants provided service over. In some cases these shares vest immediately. During the year ended December 31, 2022, the Company expensed $542,163. Of the common shares issued in 2022 all have vested.

During the year ended December 31, 2021, the Company issued 56,365, free trading common shares to various consultants in lieu of cash payment. The awards were valued at the market price on the date of grant. The shares were valued at $310,048 and are amortized and vest ratably over the one year service period that the consultants provided service over. As of December 31, 2021 the Company expensed $241,809 of the value of the shares issued, and expensed the remaining amount of $68,239 during 2022. Of the 56,365 shares issued, 45,274 have vested during 2021, and 11,091 vested during 2022.

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

Leases with an initial term of 12 months or less, or that are on a month-to-month basis are not recorded on our Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

Operating lease assets represent the right-to-use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. We use a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

During 2022, the Company sold its building and subsequently entered into a non-cancellable five-year lease agreement for which it recorded a right-of-use asset and liability based on the present value of the lease payments in the amount of $1,227,955, using a term of one hundred eighty (62) months and a discount rate of 12.00%.

The weighted average remaining lease term is 3.77 years and the weighted average discount rate is 12%. Operating lease expense for the year ended December 31, 2022 is approximately $193,639. Future lease payments under our non-cancellable leases as of December 31, 2022 were as follows:

Year 2023	$540,544
Year 2024	474,305
Year 2025	488,534
Year 2026	364,332
Year 2027	346,657
Total	2,214,372
Imputed interest	490,448
Lease liability	$1,723,924

The Company’s minimum annual future obligations under all existing operating leases at December 31, 2021 and accounted for under previous lease guidance as follows:

2022	$180,905
2023	171,631
2024	157,065
2025	161,777
2026	27,772
Total	$699,150

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 10 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities, and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

	December 31,	December 31,
Rate Reconciliation	2022	2021
Pretax Book Income (Loss)	$(16,768,111)	$(4,525,585)
Add: Stock Valuation Losses Related to Abstract Sale & Celerit Recission	12,281,476	-
Pretax Book Loss Net of Stock Valuation Losses	(4,486,635)	(4,525,585)
Provision at Statutory Rate	(1,167,000)	(1,177,000)
Permanent Differences	111,000	63,000
Change in Valuation Allowance	1,056,000	1,114,000
Provision for income taxes	$-	$-

Net deferred tax assets consist of the following:

Deferred Tax Assets	12/31/2022	12/31/2021
Deferred Tax Assets by Jurisdiction
Federal	$1,781,600	$962,300
State	508,400	271,700
Valuation Allowance	(2,290,000)	(1,234,000)
Net Deferred Tax Assets	$-	$-

Deferred Tax Assets by Components
Intangible Assets	$-	$4,800
Net Operating Loss	2,290,000	1,229,200
Valuation Allowance	(2,290,000)	(1,234,000)
Net Deferred Tax Assets	$-	$-

As of December 31, 2022, the Company had federal, state and foreign net operating loss carryforwards of approximately $8,930,000, with no expiration date to use these credits, that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The Company has reviewed the scheduled reversals of the deferred tax assets and its projected taxable income in conjunction with the changes in tax laws enacted and determined a valuation allowance is required at December 31, 2022 and 2021. The December 31, 2022 and 2021, results of operations include an increase in our valuation allowance of $1,056,000 and $1,114,000, respectively. We established the valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss by jurisdiction in which we operate. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make estimates and assumptions regarding future taxable income, and other business considerations. Changes in these estimates and assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances. The Company has not undertaken an analysis of Section IRS Section 382 and cannot determine at this time whether the NOL will be subject to limitations due to a change in control. The Company will continue to evaluate the realizability of its deferred tax assets based on its expectation of future taxable income and other relevant factors.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

On December 31, 2022, and December 31, 2021, there were 25,000,000 shares of preferred stock authorized, with -0- shares issued and outstanding at both years ended, respectively.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2022 and December 31, 2021, respectively, there were 106,512,827 and 100,715,734 shares of common stock issued and outstanding.

During the year ended December 31, 2022, the Company:

●	292,083 shares of common stock were sold in private placements for proceeds of $530,000

●	Issued 4,000,000 shares pursuant to the acquisition of Celerit and Celerit Solutions. These shares were valued at $3.20 per share. These shares were returned and retired due to the recission of the Celerit transaction on August 22, 2022. The shares were returned at a fair value of $0.20 per share

●	5,125,000 shares of common stock were issued as a financing fee in connection with the funding of a $600,000 promissory note from AJB Capital. These shares were valued at $461,250

●	380,008 shares of common stock were issued as stock- based compensation valued at $542,163 pursuant to the Sollensys Corp 2021 Equity Incentive Plan to numerous consultants.

During the year ended December 31, 2021, the Company:

●	Raised $4,603,979 from the sale of 1,231,580 common shares to investors

●	Issued 73,244 shares valued at $292,976 in connection with the acquisition of Abstract Media

●	Issued an aggregate of 56,365 shares of common stock, valued at $310,048 pursuant to the Sollensys Corp 2021 Equity Incentive Plan to numerous consultants.

SOLLENSYS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, the Company currently does not expect that the ultimate resolution of any open matters will have a material adverse effect on its consolidated financial position or results of operations. See Note 4, with respect to the Company’s note payable with Celerit, and its subsequent collection action initiated against the Company.

NOTE 13 – PROPERTY AND EQUIPMENT

At December 31, 2022 and 2021, property and equipment is comprised of the following:

	2022	2021
Land	$-	$484,197
Buildings	-	1,946,586
Building improvements	-	270,472
Furniture and fixtures	113,398	113,398
Equipment	104,054	93,627
Vehicles	31,223	31,223
Subtotal	248,675	2,939,503
Less: accumulated depreciation	(53,048)	(10,140)
Total	$195,627	$2,929,363

Depreciation expense for the years ended December 31, 2022 and 2021, was $99,755 and $10,140, respectively.

On September 8, 2021, the Company acquired a building in Palm Bay, Florida with approximately 36,810 square feet of office space for $2,430,762 excluding closing costs. During 2022, the Company occupied the building and commenced operations from this facility. During December 2022, the Company sold the building for $3,850,000 less closing costs and recognized a gain in the amount of $988,155. In conjunction with the sale, the Company entered into a 5 year lease. See Note 9 Leases.

NOTE 14 – SUBSEQUENT EVENTS

On April 6, 2023 the Company issued 10,000,000 pre-funded common stock warrants to AJB Capital Investments, LLC with a nominal exercise price of $0.00001 and an unlimited exercise term, in lieu of past due interest payments on AJB’s $600,000 promissory note.

The AJB $600,000 Promissory Note along with accrued interest was due to be paid on April 13, 2023.  The Company did not make payment at that time.  Under the terms of the Promissory Note the Company exercised its right to extend the maturity date of the Note up to six months from the original maturity date of April 13, 2023.   As a result of the extension of the maturity date, the interest rate shall equal fifteen percent (15%) per annum for any period following April 13, 2023, payable monthly.